Form 10KSB
period 1994-12-31
SAN DIEGO BANCORP
filed 1996-07-18
CIK 319124

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1994

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from __________ to
__________

                     Commission File number:  0-10147
                                                  -------
                             SAN DIEGO BANCORP
                             -----------------
            (Exact name of registrant as specified in charter)

              California                               95-355578
             ------------                             -----------
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     Identification No.)

3335 South 900 East, Suite 230
Salt Lake City, Utah                                                84106
- ----------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

      Issuer's telephone number, including area code:  (801) 467-5339
        Securities registered pursuant to section 12(b) of the Act:

        Title of each class     Name of each exchange on which registered
                   None                                   N/A
                 --------                               --------

        Securities registered pursuant to section 12(g) of the Act:
                        Common Stock, No Par Value
                        --------------------------
                             (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State the issuer's revenues for its most recent fiscal year:$6,398,293.

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. AT DECEMBER 31, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS $492,663. THE AVERAGE OF THE BID AND ASKED PRICE OF SUCH STOCK ON DECEMBER 31, 1994, WAS $0.155 PER SHARE.

   AT DECEMBER 31, 1994, THE REGISTRANT HAD 8,203,267 SHARES OF COMMON STOCK, NO PAR VALUE, ISSUED AND OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or
(c) under the Securities Act of 1933:  None

- --------------------------------------------------------------------------------

                             TABLE OF CONTENTS

- --------------------------------------------------------------------------------
                                                                       Page
PART I
- ------

ITEM 1. DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . .4

ITEM 2. DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . . . . 10

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS. . . . . . 11

PART II
- -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 15
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . 15

PART III
- --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . . . . 15

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 17

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . 21

PART IV
- -------

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 22

                                  PART I

- --------------------------------------------------------------------------------

                             ITEM 1.  BUSINESS

- --------------------------------------------------------------------------------

GENERAL

   San Diego Bancorp, a California corporation (the "Company"), was incorporated in May of 1979. The Company began business as an industrial loan company and operated through its subsidiary El Camino Thrift and Loan Association in and around San Diego, California. In 1986, after suffering substantial losses in the loan business, the Company ceased operations, liquidated its assets, which consisted of those assets held by El Camino Thrift and Loan Association and paid the remaining liabilities.

   The Company had no operations until June 1993 when current management of the Company, after investigation into the pesticide industry, decided to acquire Enviro-Guard Corporation, a Utah corporation ("Enviro-Guard"). Enviro-Guard, through various subsidiaries, had obtained Environmental Protection Agency ("EPA") approval on several insecticide products and labels. The insecticides developed by Enviro-Guard are unique in that they are organically based and non-intrusive to the environment.

   After the acquisition of Enviro-Guard which was completed on October 15, 1993, the Company sought to broaden its product and revenue base by acquiring Actagro, Inc., a California corporation ("Actagro"), on December 31, 1993. Actagro and its predecessor Agra-Sav have since 1979 been actively engaged in developing, producing and marketing patented plant nutrients. Through the acquisition of Enviro-Guard and Actagro, the Company believed it had put together the framework for a complementary line of environmentally friendly insecticides and plant care products. However, this acquisition carried high debt load and did not meet its required net income commitment. Actagro was divested in late 1994.

   The Company continues to have a shortage of working capital, which is likely to continue unless the Company increases substantially its sales revenue or obtains additional working capital through equity sources. The report of the Company's auditor included with this annual report on Form 10-KSB contains a modification relating to the Company's ability to continue as a going concern. (See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and ITEM
7. FINANCIAL STATEMENTS. )

INDUSTRY

   In 1994, the worldwide market for pesticides grew by 10% to a total of $27.8 billion as the total amount of acreage planted continued to increase in the United States and the world. Pesticide consumption in dollar terms is expected to grow 4.4% per year during 1993-2003, compared with 3% during 1983-93. The retail nursery green good sales increased 10% to $15.2 billion. Every one dollar of green good sales results in the sale of $3 worth of tools, fertilizers, and insecticides. A recent Gallup poll reported that 92% of farmers want to use safer pesticides and 66% favored tougher enforcement of pesticide misapplication penalties.

   Additionally, since insecticides were first used in the 1940s, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products. Insecticide resistance now costs an estimated $1.4 billion a year in crop losses in the United States alone.

   The nature of these synthesized chemical pesticides has caused concern among the public and regulators particularly over the pesticides persisting in the environment, accumulating in soil and ground water and affecting surrounding wildlife such as fowl and fish. These concerns have led the EPA to require stricter tests on new pesticides and fertilizers. Additionally, the EPA has, in many instances, ordered new tests for previously approved products which must now meet the newer, more stringent standards. The additional testing is resulting in some companies electing to remove existing products from the market rather than subject the products to the newer standards.

   Enviro-Guard
   ------------

   Enviro-Guard was incorporated in May 1991 to engage in the business of developing, manufacturing and marketing environmentally friendly EPA approved and registered insecticides. Enviro-Guard operates in conjunction with its subsidiaries; D.S.D., Inc., Diatect International, Inc., Dr. Scratch Company, Inc., and White Mountain Mining and Manufacturing, Inc. When referred to herein, Enviro-Guard includes all of its subsidiaries.

   Enviro-Guard was acquired by the Company in October 1993 through the exchange of shares of the Company for shares of Enviro-Guard. The majority shareholder of Enviro-Guard, Enviro-Guard Holding Corporation, received 3,552,710 shares of the Company's common stock in exchange for 4,368,400 shares of

Enviro-Guard.

   Enviro-Guard has developed a variety of insecticides which utilize so called 'natural killing agents' which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas widely used conventional chemical synthesized insecticides of the past (and present) are composed of highly dangerous, toxic chemicals that seep into the water table and are washed into rivers and lakes contaminating water and soil for decades, the Company's products are composed of natural elements such as diatomaceous earth ("DE") and pyrethrum, which degrade, leaving the environment unharmed. DE and pyrethrum have been used separately for years as alternatives to hazardous chemical insecticides, but were not as effective in treatment. By combining DE and pyrethrum in its products, Enviro-Guard has achieved a synergy leading to far more effective insecticides than DE or pyrethrum individually.

   Enviro-Guard and its subsidiaries have obtained EPA registrations and labels necessary for the production and marketing of their insecticides. The approval by the EPA of Enviro-Guard's labels is significant due to the time and cost associated with EPA approval which can take years and cost millions of dollars. Due to the time it took to obtain EPA approval, Enviro-Guard did not begin commercial marketing of its products until late 1993.

PRODUCTS

   The cost and time associated with EPA approval has delayed Enviro-Guard's entry into the market place until the latter part of 1993. As such, Enviro-Guard has yet to receive wide spread acceptance of its product; however, test marketing has shown positive signs. Through Enviro-Guard, the Company hopes it has obtained a variety of proprietary, environmentally friendly, non-toxic insecticides for various areas of use and effective on a multitude of insects and plants under the trade names Results, Diatect, and Dr. Scratch [ Dr. Scratch products are animal-actuated insecticide applicators---not insecticides themselves]. The active ingredients used in the Enviro-Guard's products are diatomaceous earth, pyrethrum and pipernonyl butoxide.

   Diatomaceous Earth ("DE") is a naturally occurring mineral deposit resulting from microscopic single-celled plants called diatoms which took the minerals from the water and created protective shells for themselves. As they died and their shells drifted to the bottom of the sea beds, vast deposits were created. One of the numerous uses for DE is as a natural insecticide, since it causes severe mechanical cutting damage to insects akin to the damage of ground glass swallowed by humans.

   DE is taken from the earth and ground into a usable dust. It is, basically, an inert dust which does not react with other chemical compounds to form a new insecticidal compound. There are many varieties of diatoms, and the preponderance of the type in any given deposit gives that deposit certain characteristics. In the case of nontoxic insecticides, certain qualities make it possible to kill insects without harming animals, plants or humans. These rare deposits furnish a material that has two very important characteristics:
(1) when it is fractured, the particle edges are very sharp and (2) each tiny particle has the ability to absorb liquid. Once the covering of an insect's shell is cut, DE absorbs bodily fluids of the insect, causing dehydration and death. Moreover, the DE causes extensive trauma to insects, both internally and externally. In order to not reduce or nullify its effectiveness as an insecticide, DE has to be free of significant impurities. DE by itself can be used as an insecticide, but is generally slow to reduce insect populations and thus has limited effectiveness, especially against fast-breeding insects. For
this reason, Enviro-Guard's products combine DE with pyrethrum.      Pyrethrins
are oily liquid esters extracted from the pyrethrum flower, the "African Daisy." The extract is a "botanical insecticide" and acts on insects with phenomenal speed causing paralysis. It is virtually harmless to mammals, i.e., warm-blooded life. Pyrethrin affects both the peripheral and central nervous system of the insect. Initially, it stimulates nerve cells to produce repetitive discharges, quickly leading to paralysis.

   Piperonyl Butoxide ("PBO"), an extract originally discovered in a variety of sassafras, has since been synthesized and made available in quantities greater than possible from plants. While early studies suggested that PBO is itself a natural insecticide, it is its use as a synergist that is particularly exciting and useful. A synergist is not generally considered toxic or insecticidal, but is a material used with insecticides to synergize or enhance the activity of the insecticides. PBO is the synergist used in SDBC products. It enhances the action of the fast knockdown provided by pyrethrin. Basically, PBO binds oxidative enzymes and prevents them from degrading the pyrethrin.

   Combined with small amounts of pyrethrins, it affords a rapid knockdown, a
greater mortality, and a longer residual action than pyrethrin by itself.   PBO
has been found to be safe and free of any normal hazards of toxicity. It is well tolerated in large quantities by warm-blooded animals. Because PBO is substantially less expensive than pyrethrin, its use allows the company to offer more economically priced products.

   Enviro-Guard combines DE and pyrethrum by using surfactants to insure a good mix and greatly increase effectiveness and persistence. The combination of DE and pyrethrum results in a compound much more effective than each ingredient individually. When using the two ingredients together, the DE breaks down the chitin, allowing the pyrethrum to act on the insects' nerve cells directly. The pyrethrum does not evaporate as quickly and is released for hours rather than minutes. Furthermore, Enviro-Guard uses PBO to increase the effectiveness of pyrethrum by as much as ten times. Without PBO, the cost of additional pyrethrum
would make the cost of the product prohibitive.     The Company's products
consist of:

   DIATECT D-20 INSECTICIDE, EPA REGISTRATION NO. 42850-1, INDOOR INSECTICIDE. Control roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects. Use under sinks, behind furniture, in air vents, under tile, stairwells, and basements.

   DIATECT MULTI-PURPOSE INSECTICIDE, EPA REGISTRATION NO. 42850-2. Distributed in the agriculture market, the largest end-user market for insecticides, commercial, industrial, and government markets as Diatect Multi-Purpose Insecticide. This insecticide is approved by the EPA for use in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc., under the least hazardous classification and is effective on a wide variety of insects. The insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.
   Distributed in the retail market for use in the home and garden markets under the trade name Results under the following retail labels:

     RESULTS ANT AND INSECT. Controls ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

     RESULTS TOMATO AND GARDEN. Protects garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

     RESULTS ROSE AND FLORAL. Protects Azaleas, Begonias, African Violets, Chrysanthemums, Dogwood, Elm, Roses, Tulips, and many other plants. Destroy insects such as mealybugs, fruit flies, white flies, and caterpillars that ruin the beauty of garden flowers and plants.

     RESULTS FIRE ANT INSECTICIDE. Applying the insecticide directly to the fire ant mounds, provides quick, effective control in eliminating these aggressive, dangerous pests. Each year 10,000 Americans seek hospital treatment for venomous fire ant stings and two of those people die. Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior. The Company believes, Diatect and Results are far more effective than major competitive products, which are synthetic chemicals.

     DIATECT PET POWDER, EPA REGISTRATION NO. 42850-3. To be marketed on a retail basis under the trade name "Results."

     RESULTS PET POWDER. Protects dogs, cats and other pets against fleas, ticks, and lice infestation. Can be applied directly on pets and on their sleeping areas without the fear of using potentially harmful chemicals.

   DR. SCRATCH is a line of animal-actuated insecticide applicators, which is marketed to livestock growers. Other dusters are available which apply dust to animals' hair but lack features that massage ultra-fine dust through the haft onto the skin. Those features are unique to Dr. Scratch' dusters.

REGULATORY APPROVAL

   The pesticide industry is heavily regulated on both the federal and state level, particularly from the standpoint of the damage most pesticides can cause to the environment. Before a pesticide can be used, it must receive governmental approval commonly referred to as registration. Once registered pesticides are still subject to additional regulation including the submission of new data to add a new pest, geographic area or other change to the original limited approval for the pesticide.

   Before insecticides may be sold, the EPA must approve a registration package and grant a use label. Additionally, state regulatory approval must be received from any state where the insecticide is to be marketed. The Company's insecticides are generally classified in the least hazardous category due to their temporary/and nonintrusive nature in the environment. This has allowed the Company to obtain EPA approval somewhat faster then other insecticides are approved.

COMPETITION

   The principal players in the U.S. plant care industry, particularly the insecticide industry, are major companies such as Dow, DuPont, Monsanto, Shell Oil and Ortho. Those companies all have more extensive resources then the Company and have established product recognition and following. The Company believes, however, that by focusing on the non-synthetic pesticides, it will be able to acquire a market niche which has not been a focus of the larger, better established companies. There is no assurance, however, that the Company will be able to establish this niche or that, even if the Company is successful, the larger companies will not enter into this niche with their extensive resources which the Company may not be able to compete against.

   The Company feels it has an advantage in the products and market niche it has identified in that it has already obtained EPA approval of its products and labels. The EPA approval is important due to the time and cost associated with receiving such approval which can take years and cost millions of dollars.

OFFICES

   The Company and its subsidiary Enviro-Guard maintain their administrative offices at 3335 South 900 East, Suite 230, Salt Lake City, while the Company's subsidiaries D.S.D. and Diatect maintain both administrative and production facilities on East Highway 36, Smith Center, Kansas. (See ITEM 2. PROPERTIES.)

EMPLOYEES

Name of Company   No. of Employees   Position   Full-time   Part-time
- ---------------  -----------------   --------   ---------   ---------
San Diego(1)            1           Officers       3          N/A
Enviro-Guard            1           Other          1          N/A
D.S.D. and Diatect      7      1 Officer/6 Other   7          N/A
White Mountain         --             N/A         N/A         N/A
























- -------------
(1) Two of the Company's three officers and directors are also employees of Enviro-Guard.

- --------------------------------------------------------------------------------

                            ITEM 2.  PROPERTIES

- --------------------------------------------------------------------------------

The Company's properties are as follows:


Purpose             Location                Acreage/Sq. Ft.    Lease/Own   Description
- -------             --------                ---------------    ---------   -----------
San Diego           3335 South 900 East
Bancorp and         Suite 230
Enviro-Guard        Salt Lake City, UT       1,000 sq. ft.       Lease           Brick
Administrative
Offices

D.S.D. and
Diatect             East Highway 36
Administrative      Smith Center, KS         4,000 sq. ft.       Own             Brick

D.S.D. and
Diatect
Manufacturing,      East Highway 36
and Warehouse       Smith Center, KS         10,000 sq. ft.      Own             Metal/Quonset
White Mountain
Mining Claims       Malheur County, OR       83                  Lease           Unpatented
                                                                                 Placer

LIMITED TITLE TO UNPATENTED CLAIMS

   The validity of all unpatented mining claims is subject to inherent uncertainties. Such claims are located on federal or state land and are subject to procedures established by federal and state laws. Unpatented claims, when properly located, staked, and posted according to regulation, give the claimant possessory rights only. Possessory title to an unpatented claim, when validly initiated, endures unless lost through abandonment due to failure to perform and file proof of required assessment work, through failure to timely record conveyances, or through a forfeiture which results from an adverse location made while the prior location is in default with respect to the performance of assessment work. Because many of these factors involve findings of fact, title validity cannot be determined solely from an examination of the record. The continuing validity of these claims is subject to many contingencies, including the availability of land for location at the time the location was made, the making of valid mineral discoveries within the boundary of each claim, compliance with all federal and state regulations, including filings with federal and county agencies.

   Because mining claims are self-initiated and self-maintained rights, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real estate records, and therefore, typically it is difficult or impossible to confirm that all of the requisite steps for location and maintenance of a claim have been followed. Under federal law, as interpreted by the federal government, in order for an unpatented mining claim to be valid, the claimant has the burden of proving that the mineral occurrence on which it is based can be mined at a profit at the time the claim is located and at the time of any subsequent challenge to such claim's validity. Thus, it is conceivable that, during the times of falling mineral prices, claims that were valid when located could become invalid if challenged. Mining claims are frequently located with less than sophisticated survey techniques. This situation, particularly in old mining districts, may result in additional difficulty in ascertaining the location for validity of such claims.

   Title to unpatented claims and other mining properties in the western United States typically involves certain other inherent risks due to the frequently ambiguous conveyancing history characteristics of such properties as well as the frequently ambiguous or imprecise language of mineral leases, agreements, and royalty obligations.

   The Company has not obtained title opinions with respect to the claims and may acquire other claims without a title opinion. If the Company should experience a failure to rifle, cost of action, acquisition, and investigation may be lost.

- --------------------------------------------------------------------------------

                        ITEM 3.  LEGAL PROCEEDINGS

- --------------------------------------------------------------------------------

   On July 22, 1994, a civil complaint was filed by Gruntal & Co., Incorporated, in U.S. District Court Southern district of New York against the Company and other individuals and related entities, including James Dayley, a former officer and director and the Company and Robert Crouch, a director of the Company, alleging violations of the federal securities anti-fraud provisions and RICO statutes. Gruntal & Co. Inc. is seeking damages of approximately $7.3 million against all defendants, which included $1,389,432 in treble damages and $5 million in punitive damages. The action centers around the alleged activities of one of the Company's shareholders and his purported dealings with a registered representative of Gruntal & Co., Inc. and various other individuals and entities unknown to the Company and its officers and directors. Gruntal & Co., Inc., is a securities broker/dealer that made a market in the Company's common stock. The Company, Mr. Dayley and Mr. Crouch deny any complicity and have filed an answer to the complaint denying the allegations and any wrong doing as the allegations relate to themselves and the Company. The circumstances are the subject matter of the counterclaim of the Company in the United States District Court for the Southern of New York, Case No. 94 CIV 5366
(PKL), entitled Gruntal & Company, Inc. v. San Diego Bancorp, et al.; San Diego Bancorp v. Gruntal & Company, Inc., and David Gorobetz.

- --------------------------------------------------------------------------------

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

- --------------------------------------------------------------------------------

   No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal year ended December 31, 1994.

                                  PART II

- --------------------------------------------------------------------------------

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

- --------------------------------------------------------------------------------

   The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by a weekly reporting service and according to the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to October 1, 1993, and subsequent to the Company's fiscal year ended December 31, 1986, there was no 'established trading market" for shares of the Company's common stock. At December 31, 1994, the bid and ask quotations for the Company's common stock were $0.1875 and $0.125, respectively. All bid prices below have been rounded to the nearest whole cent.

                                                     Bid Prices
Fiscal Year Ended December 31, 1993              High          Low
- -----------------------------------              ----          ----
     First, Second, and Third Quarter            N/A           N/A
     Fourth Quarter                             $6.25          $4.00

Fiscal Year Ended December 31, 1994
- -----------------------------------
     First Quarter                              $7.00          $0.50
     Second Quarter                             $7.50          $1.50
     Third Quarter                              $1.00          $0.16
     Fourth Quarter                             $0.56          $0.13

  The Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors.

  At December 31, 1994, the Company had 267 shareholders of record based on information provided by the Company's transfer agent.

- --------------------------------------------------------------------------------

             ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                             PLAN OF OPERATION

- --------------------------------------------------------------------------------

GENERAL

  Until October 1993, when the Company acquired Enviro-Guard, the Company had not conducted operations for several years. Therefore, a comparison of prior years with the year ended December 31, 1994, would not conducive to an understanding of the Company and its fiscal condition. Additionally, the acquisition of Actagro and its subsequent disposition occurred almost entirely within fiscal year 1994, as a result a discusion of Actagro's operations for comparative periods would not have any meaningful significants. ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

  The Company incurred a consolidated net loss of $1,770,363 for the year ended December 31, 1994. In addition, current liabilities exceeded current assets by $1,182,199. The Company has converted and is currently seeking to convert certain short-term debt to equity and is seeking additional financing through the investment of equity capital in order to enhance the Company's ability to continue as a going concern through the end of fiscal year 1996. The report of the Company's auditor contains a modification as to the ability of the Company to continue as a going concern. The Company believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, there is substantial doubt as to the Company's ability to meet is current obligations and continue in business.

  During the 1994 fiscal year the Company converted $323,862 in accrued wages, salaries, and marketing fees into equity by offering shares of common stock. Management anticipates converting up to $600,000 in short-term debt to equity during fiscal year 1995. The Company is seeking additional working capital from several sources, including investment banking firms interested in companies in the agri-environmental industry. Management intends through the production and marketing of its products to increase cash flows and gross profit in order to cover a greater portion of the Company existing liabilities and operating expenses. The Company may also seek equity financing through the sale of the Company's securities. Currently, the Company must meet monthly expenses of $85,000. Presently, the Company is unable to meet this amount, however, management is hopeful that the increased revenues from the sale of product will alleviate a substantial portion of this short-fall. Even with an improved sales outlook it will be necessary to seek capital from the above mentioned sources. The minimum amount of working capital required by the Company to continue for the next 12 months is $500,000. However, there is no assurance that the Company will be able to obtain additional working capital, and if obtained, on favorable terms or in a timely manner.

RESULTS OF OPERATIONS

  During the fiscal year ended December 31, 1994, the Company's revenues totaled $6,398,293. Cost of sales total $3,330,537, thus yielding a gross profit of $3,067,756. The Company operating expenses were $5,041,911. The 1994 fiscal year operating loss for the Company's consolidated operations was $1,974,155.
Of those amounts, Actgro accounted for revenues of $5,863,350; costs of sales of $2,992,517; and gross profits of $2,870,833. After deducted Actagro's operating expenses of $2,719,113, Actagro had a profit, before taxes, of $151,720. Revenues from Enviro-Guard were $534,943, with costs of sales at $338,020; and gross profits of $196,923. Management believes that reduced cash flows, pending litigations, and limited working capital all contributed to ineffective marketing of the Company's products, despite the approval from the state of California for sale of the Company's Diatect insecticide.

  Of the Company's operating expenses during fiscal year 1994, $570,187 was depreciation and amortization; $541,316 was professional and consulting fees; and $114,714 was interest expense. Because of the illiquid nature of the Company's non-cash assets, many expenses were paid through the issuance of common stock. Although the Company believes its will experience in increase in product sales during the current fiscal year, it can not predict with any degree of certainty that any increase in revenues will be sufficient to offset ongoing
operating expenses and service existing short-term debt.    The Company
experienced a $323,645 loss during fiscal year 1994 associated with its investment in Emission Reduction Technology. Although the Company expended funds during 1994 in preparation for the production and marketing of the emissions reduction device, limited working capital forced the Company to focus a majority of its attention to the operation of its Enviro-Guard subsidiary and the promotion of the Diatect insecticide products. The Company also experienced a loss of $149,301 associated with the divestiture of Actagro.

  The Company believes that many of the operating and administrative expenses associated with the fiscal year 1994 loss were due to insufficient cash flow and the illiquid nature of its non-cash assets. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date. Liquidity and Capital Resources

  The Company has a substantial working capital deficit. As of December 31, 1994, the Company had a working capital deficit of $1,182,199, a reduction of the working capital deficit of $1,780,637 at December 31, 1993. The Company has current liabilities of $1,261,626, with an additional $120,228 in long term debt. With the divestiture of Actragro, long term debt has been reduced by $2,982,130, from $3,102,358 at December 31, 1993. Despite the reduction in long-term debt, the Company working capital deficit has had a direct correlation on the Company's inability to expand and market its products more effectively.

  If the Company is unable to obtain some funds in the near future it will not be able to continue in business. The Company is, therefore, seeking working capital from several sources, including the equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company does feel that it will increase revenues from operations as it moves from the development stage of its products, which includes lengthy and costly time in obtaining EPA approval. With Enviro-Guard's products in the market place, the Company anticipates revenues to offset on-going expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations. The Company's lack of cash will also affect the ability to effectively market Enviro-Guard's and Actagro's products. The Company believes one of the largest markets for its product is the home and garden use with this market accounting for over approximately 20% of the insecticide and plant care industry. The home and garden market will be affected by the Company's ability to market its products. The Company will conduct affordable advertising and maintain a sales force that can effectively reach these markets. This marketing strategy will require funds to be fully effective. Accordingly, although the Company anticipates more revenue from its products then it has received in the past, it will not be as profitable as it could be with additional cash to fund the advertising.

- --------------------------------------------------------------------------------

                       ITEM 7. FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

  The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB. (See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K for Index to Financial Statements.)

- --------------------------------------------------------------------------------

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

- --------------------------------------------------------------------------------

  The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                                 PART III

- --------------------------------------------------------------------------------

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

- --------------------------------------------------------------------------------

The following table sets forth as of December 31, 1994, the name, age, and position of each executive officer and director and the term of office of each director of the Company.
                                                            Director and/or
Name                   Age        Position                   Officer Since
- ----                   ---        --------                   -------------
James Dayley           62         President and Director     October 1993
Robert B. Crouch       70         Director                   June 1993
Dale H. Christiansen   44         Treasurer and CFO          October 1993

  Each director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified. Set forth below is certain biographical information
regarding each of the Company's executive officers and directors.    JAMES
DAYLEY, was self-employed as an independent business consultant assisting businesses in capital formation and business acquisitions from February 1992 to September 1993, when he became an officer and director of the Company. Mr. Dayley is the author of Scoring Millions -- The Entrepreneur's Guide to Raising $1,000,000 For a Business Venture by Going Public NOW!, which provides businesses useful information regarding state "Small Corporate Offering Registration Exemptions." From October 1990 to February 1992, Mr. Dayley was

President and C.E.O. for Resource Recovery & Manufacturing Corp. ("RRMC"), East St. Louis, Illinois, a development stage company organized for the purpose of recovering resuable materials from the municipal waste stream of East St. Louis and other nearby communities.

  ROBERT B. CROUCH, has since 1991 been an officer and director of EGC. Prior to that time, from 1988 to 1991, he served as an officer and director of Asia American Enterprises, Inc., Salt Lake City, Utah. Mr. Crouch has been a member of the District of Columbia, Ohio, and California Bar Associations. He has been in private practice and worked for legal firms, businesses, and the U.S. Patent Office providing patent advice and performing patent examination. Mr. Crouch received a B.S. in Civil Engineering, University of Idaho, Moscow, Idaho in 1949, and L.L.B. from George Washington University, Washington, DC in 1953.

  DALE H CHRISTIANSEN, was prior to the acquisition of Enviro-Guard Corporation ("EGC") by the Company employed as EGC's Chief Financial Officer. From 1990 to 1993, self-employed as a financial management consultant. From 1988 to 1990, Mr. Christiansen was a consultant and then chief financial officer for Security Marketing Group, Oxnard, California. From 1986 to 1988, he served as chief financial officer for J.D. Power & Associates, Agoura Hills, California. Prior to that Mr. Christiansen has served in financial planning positions with both Nissan Motor Corporation, Gardena, California, and Chrysler Corporation, Highland Park, Michigan. Mr. Christiansen received a B.S. in Business Management from Brigham Young University, Provo, Utah, in 1975; and a MBA from J.L. Kellog Graduate School of Management, Northwestern University, Evanston, Illinois in 1977.

KEY EMPLOYEES AND OTHER PERSONNEL

  ELWYNN S. HEWLETT, JR. has twenty-nine years in the business and project development arenas. His special emphasis has been upon marketing, promotion, finance and operations. Currently Mr.Hewlett is President of Enviro-Guard Corporation, a subsidary of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

  See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Since the Company ceased operations in 1989 until October 1993, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31, 1994, other than disclosed below, the Company knows of no Reporting Person that failed to
file the required reports during the 1994 fiscal year or prior years.    The
following table sets forth as of December 31, 1994, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the 1994 fiscal year or prior years.

                                          Report to          Filed Since
Name of Reporting Person   Position       Be Filed           December 31, 1994
- ------------------------   --------       --------           -----------------
Elwynn S. Hewlett          President,
                           Enviro-Guard   Form 4             No
                           Corporation

Dale H. Christiansen       CFO/Director   Form 4             No

- --------------------------------------------------------------------------------

                      ITEM 10. EXECUTIVE COMPENSATION

- --------------------------------------------------------------------------------


SUMMARY COMPENSATION TABLE

   The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1994, the end of the Company's last completed fiscal year):


                           SUMMARY COMPENSATION TABLE
                    Annual Compensation           Long Term Compensation
                    -------------------           ----------------------
                                         Awards           Payouts
                                         ------           -------
                                 Other
                                 Annual  Restricted
Name and                         Compen- Stock   Options/ LTIP All Other
Principal Position   Year   Salary($) Bonus($)   sation   Awards  SARs(#) Payout     Compensation
- ------------------   ----   --------- --------   ------   ------  ------- ------     ------------
James Dayley         1994    44,500       -0-     -0-           -0-        -0-        -0-       -0-
Pres. and C.E.O.,    1993     6,000       -0-     -0-           -0-        -0-        -0-       -0-
San Diego Bancorp    1992    -0-      -0-     -0-               -0-        -0-        -0-       -0-

Elwynn S.            1994   104,000       -0-     -0-           -0-        -0-        -0-       -0-
Hewlett, Jr.(1)  1993       104,000       -0-     -0-           -0-        -0-        -0-       -0-
President and        1992    91,000       -0-     -0-           -0-        -0-        -0-       -0-
C.E.O., Enviro-
Guard Holding Corp.

(1)  Neither the Company, nor Enviro-Guard Holding Corporation have an employment agreement with Mr. Hewlett. Certain portions Mr. Hewlett's salary for fiscal years 1994, 1993, and 1992 were accrued ($83,185, $49,009, and $50,525, respectively) and paid by the issuance of 122,634 shares of the Company's common stock in 1994, valued at $1.00 per share, and 159,570 shares of the Company's common stock in 1995, valued at $1.00 to $1.50 per share.


ACCRUED COMPENSATION

   During fiscal years 1994, 1993, 1992, and 1991, the Company accrued salaries for its officers and directors that are either employees of the Company or its subsidiaries in the amounts of $303,447, $188,903, $136,715, and $57,600, respectively. The board of directors has authorized a plan to reduce the debt structure of the Company by authorizing the conversion of accrued compensation to shares of the Company's common stock based on the bid price of the common stock on the day prior to the time of conversion. On July 5, 1994, those individuals converted an aggregate of $78,754 in accrued salaries for 78,754 shares of restricted common stock valued at $1.00 per share. On July 22, 1994, those individual shareholders converted an aggregate of $91,457 in accrued salaries to 53,771 shares of the Company's restricted common stock, valued at $1.50 per share. On April 27, 1994, individual employees that had accrued salaries for fiscal years 1993, 1992, and 1991 converted an aggregate of $383,218 in accrued salaries to $383,218 shares of the Company's restricted common stock. The bid price on April 26, 1993, was $1.00 per share.

Employment Contracts and Termination of Employment and Changes in Control Arrangements

   During fiscal year 1994 there were no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

BOARD COMPENSATION

   The Company's officers and directors receive no compensation or cost reimbursement for attendance at board meetings.

1994 STOCK OPTION PLAN

   Set forth below is a summary of the Company's 1994 Stock Option Plan (the "Plan"), which is qualified in its entirety by the actual provisions of the Plan.

   In March 1994, the board of directors adopted a Plan under which options to acquire stock of the Company may be granted from time to time to employees that are not "affiliates" of the Company or its subsidiaries. In addition, at the discretion of the board of directors, options to acquire stock of the Company may from time to time be granted under the Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company, provided that, bonafide services shall be rendered and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

   Administration of the Plan is to be determined by the board of directors, or by such committee as the board deems proper. Any option shall be approved by a majority vote of those board members in attendance at a meeting at which a quorum is present. No member of the board or duly authorized committee shall be liable for any action taken or determination made in good faith with respect to the Plan.

   The Company may grant options to purchase up to 1,000,000 shares of Common Stock under the Plan, which, as of December 31, 1994, options to purchase up to 959,418 shares had been issued and 957,338 have been exercised.

   If any right to acquire shares granted under the Plan is exercised by the delivery of other shares of common stock or the relinquishment of fights to shares of common stock, only the net shares Of common stock shall count against the total number of shares reserved for issuance under the terms of the Plan. The Company will reserve for issuance on the exercise of the options the number of shares of common stock subject to such option. The Company may reserve either authorized but unissued shares or issued shares that have been reacquired by the Company.

   Each option has a term established by the board of directors or duly authorized committee at the time the option is granted but in no event may an option have a term in excess of five (5) years. Options under the Plan shall vest and become exercisable at such time or times and on such terms as the board or duly authorized committee may determine at the time of the grant of the option. Options shall be non-transferable, except by will or the laws of descent and distribution.

   The exercise price of each option issued under the Plan shall be equivalent to either the fair market value of the common stock on the date of grant as determined by the board or duly authorized committee based on the average of the closing bid and asked price for the common stock over the 20 day trading period immediately prior to the grant or on the bid price on the date of grant (excluding the exercise of other options conversion rights or similar rights granted by the Company). The exercise of any option shall be contingent on receipt by the Company of cash, certified bank check to its order, or other consideration acceptable to the Company, provided, that at the discretion of the board or a duly authorized committee, the written provisions of the Option may provide the payment can be made in whole or in part in shares of common stock of the Company, which shares shall be valued at their then fair market value as determined by the bard or a duly authorized committee, or by the surrender or cancellation of other rights to a common stock of the Company.

   The Plan provides that in the event that the number of shares of common stock from time to time issued and outstanding is increased or decreased pursuant to a stock split or a stock dividend, the number of shares of common stock then covered by each outstanding option granted thereunder shall be increased or decreased proportionately, with no increase or decrease in the total purchase price of the shares then so covered, and the number of shares of common stock subject to the Plan shall be increased or decreased by the same proportion.

   The Plan may be abandoned or terminated at any time by the board or a duly authorized committee except with respect to any options then outstanding under the Plan. It shall otherwise terminate on the earlier of the date that is (i) ten years after the date the Plan is adopted by the board or (ii) ten years after the date the Plan is approved by the shareholders of the Company. The Plan may not be amended more than once during any six month period, other than to comport with changes in the Code or the Employees Retirement Income Security Act or the rule and regulations promulgated thereunder.

- --------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

- --------------------------------------------------------------------------------

   The following tables set forth as of December 31, 1994, the name and address and the number of shares of the Company's Common Stock, no par value per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5 % of the 8,203,267 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each officer and director of the Company and its principal subsidiaries and of all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               Name and                            Amount
Title          Address of                          and Nature of      Percent
of             Beneficial                          Beneficial         of
Class          Owner                               Ownership(1)       Class
- -----          ----------                          -------------      -------
Common         Pioneer Industrial Life Insurance    1,000,000          12.19
               Company, Ltd.
               P.O. Box N4826, Matron House
               Nassau, Bahamas

Common         Enviro-Guard Holding Corporation     3,552,710          43.31
               4970 South 900 East, Building J
               Salt Lake City, UT 84117

Common         Elwynn S. Hewlett, Jr.
               4970 South 900 East, Building J      3,789,814(2)      46.20
               Salt Lake City, UT 84117


SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS OF THE COMPANY AND ITS PRINCIPAL SUBSIDIARY

               Name and                            Amount
Title          Position of                         and Nature of      Percent
of             Officer and                         Beneficial         of
Class          Director                            Ownership(1)       Class
- -----          -----------                         -------------      --------
Common         Elwynn S. Hewlett, Jr.              --See Above--
               President, C.E.O., Enviro-
               Guard Holding Corporation

Common         James Dayley                           30,000            0.36
               President, C.E.O.,

All Officers/Directors
as a Group (4 Persons)                             5,024,793           61.25

(1)   All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2)   Includes shares held of record by Enviro-Guard Holding Corporation of which Mr. Hewlett is the C.E.O., President,
Director and Principal Shareholder, and may be deemed to have indirect beneficial ownership.

- --------------------------------------------------------------------------------

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

- --------------------------------------------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

   Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of the Company' s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

   Except as indicated below, and for the periods indicated, there were no material relationships regarding directors that exist,or have existed during the Company's last fiscal year.
INDEBTEDNESS OF MANAGEMENT

   Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions,since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5 % of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Loan from Shareholders

   In May 1992, Enviro-Guard Corporation gave a promissory note in the amount of $112,215 and 100,000 shares of Enviro-Guard Corporation to George Reeve, to acquire a 25 % interest in an environmental system which reportedly removes minerals and/or mineral deposits from water systems. The interest was sold in August 1993 to an investment group for $270,000. The promissory note bears interest at 9% annually and in unsecured. The note is due in full during May 1995. At December 31, 1994, principle and accrued interest totaled $132,337.

   In November 1993, the Company gave a promissory note in the amount of $400,000 to Danny F.A.B. Wirken, a shareholder and consultant to the Company, for funds advanced to the Company to pay ongoing operating expenses. The promissory note bears interest at 8% annually, is unsecured, and payable on demand. At December 31, 1994, the principle and accrued interest totaled $418,581.

- --------------------------------------------------------------------------------

                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

- --------------------------------------------------------------------------------

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                     Page
- -----------------                                                     -----

Independent Auditors Report of Terrence J. Dunne,
Certified Public Accountant                                             F-1

Consolidated Statement of Financial Position
as of December 31, 1994 and 1993                                        F-2

Consolidated Statement of Operations
for the years ended December 31, 1994, 1993, and 1992                   F-4

Consolidated Statement of Changes in Stockholders'
Equity for the years ended December 31, 1994,
1993, and 1992                                                          F-5

Consolidated Statement of Cash Flows for the years
ended December 31, 1994, 1993, and 1992                                 F-6

Notes to Financial Statements                                           F-9

(a)(2) FINANCIAL STATEMENT SCHEDULES.

       Not applicable

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

     SEC
Exhibit        Reference
Number         Number      Title of Document                       Location
- ------         ----------  -----------------                       --------

Item           3               Articles of Incorporation and Bylaws
- --------------------------------------------------------------------------------

3.01 3         Articles of Incorporation                       Incorporated
                                                              by reference*
3.02 3         Bylaws                                          Incorporated
                                                              by reference*
3.03 3         Amendments to Articles                          Incorporated
                                                              by reference*
3.04 3         Amendments to Articles,
               dated January 20, 1994                          Incorporated
                                                              by reference!

Item 4         Instruments Defining the Rights of Security Holders
- --------------------------------------------------------------------------------

4.01 4         Specimen Stock Certificated                     Incorporated
                                                              by reference*
4.06 4         1994 San Diego Bancorp Stock                    Incorporated
               Option Plan                                    by reference~

Item 10                                                Material Contracts
- --------------------------------------------------------------------------------

10.01          10          Stock Purchase Agreement
               between the Company
               and Enviro-Guard
               Holding Corporation                             Incorporated
                                                              by reference+
10.02          10          Agreement and Plan of
               Acquisition between the
               Company and Actagro, Inc.                       Incorporated
                                                              by reference&
10.03          10          Settlement Agreement and
               Mutual Release of All
               Claims between the Company
               and Actagro, Inc.                               Incorporated
                                                              by reference=

* Incorporated by reference from the Company's registration statement on Form S-18 filed with the Commission, SEC File No. 2-68874-LA, and amendments thereto.

+ Incorporated by reference from the Company's Current Report on Form 8-K dated October 15, 1993, filed with the Commission.

& Incorporated by reference from the Company's Current Report on Form 8-K dated December 31, 1993, filed with the Commission.

~ Incorporated by reference from the Company's registration statement on Form S-8 filed with the Commission on March 15, 1994.

! Incorporated by reference from the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for its fiscal year ended December 31,1993, filed with the Commission.

= Incorporated by reference from the Company's Current Report on Form 8-K dated December 5, 1994, filed with the Commission.

(b) Reports on Form 8-K. The following reports on Form 8-K were flied with the Commission during the quarter ended
       December 31, 1994:

       Form 8-K dated December 5, 1994:
              Item 2.Acquisition or Disposition of Assets
                     Divestiture of Actagro, Inc.

- --------------------------------------------------------------------------------

                                SIGNATURES

- --------------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                               SAN DIEGO BANCORP


Date: July 12, 1996                     By  /s/ Ross S. Wolfley
                           ---------------------------
                            Ross S. Wolfley, President

Date: July 12, 1996                     By  /s/Dale H. Christiansen
                           ---------------------------
                            Dale H. Christiansen,
CFO/Treasurer


  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: July 12, 1996                     By  /s/Ross S. Wolfley
                           ----------------------------
                           Ross F. Wolfley, Director

Date: July 12, 1996                     By  /s/Dennis P. Nielsen
                           ----------------------------
                           Dennis P. Nielsen,Director

Date: July 12, 1996                     By  /s/Elwynn S. Hewlett
                           ----------------------------
                           Elwynn S. Hewlett, Director

Date: July 12, 1996                     By  /s/George H. Henderson
                           ----------------------------
                           George H. Henderson, Director


Date: July 12, 1996                     By  /s/Michael P. McQuade
                           ----------------------------
                           Michael P. McQuade, Director

Date: July 12, 1996                     By  /s/Robert B. Crouch
                           ----------------------------
                           Robert B. Crouch, Director

To The Board of Directors
of San Diego Bancorp

                       INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated statements of financial position of San Diego Bancorp (a California corporation) and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the financial statements of Actagro Acquisition, Inc. (formerly Actagro, Inc.), a wholly owned subsidiary which was acquired on December 30, 1993, and subsequently rescinded as of December 6, 1994. Those statements were audited by other auditors whose report has been furnished to me, and in my opinion, insofar as it relates to the amounts included for Actagro Acquisition, Inc., is based solely on the report of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the report of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San Diego Bancorp and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations, changes in stockholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As is shown in this consolidated financial statements, the Company has incurred substantial losses during the past three years, and has a working capital deficiency of $1,182,199 as of December 31, 1994. These working conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans regarding those matters are discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Terrance J. Dunne

Terrance J. Dunne
Certified Public Accountant
Spokane, Washington
July 10, 1996

SAND DIEGO                     Consolidated Statement of Financial Position
BANCORP                                    As of December 31, 1994 and 1993
- --------------------------------------------------------------------------------

                                  ASSETS
                                  ------

                                                                            19941993
CURRENT ASSETS                                ----------               ----------
                    Cash                                                $           $   125,787
                    Accounts receivable, net of allowance for doubtful
  accounts of $-0- and $29,597, respectively (Note 2)                       17,980615,346
 Advances to shareholder                                                          25,877
 Advances to employees                                  276                22,323
 Interest receivable                                                        1,844
 Income tax  refund receivable                                             66,018
 Inventories   (Notes 2 & 3)                                                57,882206,326
 Prepaid expenses                                                            3,28946,968
                                                                        --------------------

     Total Current Assets                                                   79,4271,110,489
                                                                        --------------------
PROPERTY, PLANT AND EQUIPMENT (Notes 2,4,7,8 & 9)

 Buildings                                                                 314,2183,020,966
 Mining property                                                         4,440,5434,510,696
 Equipment                                                                 270,2792,209,863
                                                                        --------------------

     Total Property, Plant and Equipment                                 5,025,0409,741,525
 Less accumulated depreciation                                             251,377233,406
                                                                        --------------------

     Net Property, Plant and Equipment                                   4,773,6639,508,119
                                                                       ---------------------
OTHER ASSETS
 Investment in EPA labels, Net of
  amortization (Notes 2 & 5)                                             3,804,3644,420,372
 Trademarks and patents, less accumulated
  amortization of $26,355  (Note 2)                                     1,936,875
 Cash value of life insurance                                              66,606
 Notes receivable                                                          250,15045,000
 Deposits                                               467                44,617
 Other assets                                                                1,02915,733
                                                                        --------------------

     Total Other Assets                                                  4,056,0106,529,203
                                                                        --------------------
TOTAL ASSETS                                     $ 8,909,100$        $ 17,147,811
                                                                        =====================












                  The accompanying notes are an integral
                    part of these financial statements.
                                    F2

SAND DIEGO                     Consolidated Statement of Financial Position
BANCORP                                    As of December 31, 1994 and 1993
- --------------------------------------------------------------------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               1994                              1993
                                                                           ----------                         ----------
 CURRENT LIABILITIES
  Accounts payable                                                         $  165,474                       $  1,028,486
  Bank overdraft                                                                1,847
  Dealer deposits                                                              10,625                             22,801
  Accrued compensation                                                                                           121,967
  Interest payable                                                            113,090                             51,514
  Income taxes payable                                                         33,563                             19,450
  Other accrued liabilities                                                    29,134                              7,745
  Notes payable  (Note 7)                                                     505,561                          1,147,310
  Current portion of capital lease obligation (Note 8)                                                            19,653
  Current portion of long-term debt (Note 9)                                  402,332                            472,200
                                                                            ---------                         ----------

     Total Current Liabilities                                              1,261,626                          2,891,126
                                                                            ---------                         ----------
LONG-TERM LIABILITIES
  Long-Term debt,  less current portion (Note 9)                              120,228                          3,070,399
  Capital lease obligation, less current portion (Note 8)                                                         31,959
                                                                            ----------                        ----------

     Total Long-Term Liabilities                                               120,228                         3,102,358
                                                                            ----------                        ----------
DEFERRED TAX LIABILITY  (NOTE 10)                                            1,458,563                         3,133,816
                                                                            ----------                        ----------

COMMITMENTS (NOTE 1)

MINORITY INTEREST                                                             340,215                            341,033
                                                                            ----------                        ----------

STOCKHOLDERS' EQUITY
  Common stock, no - par value;  20,000,000 shares
   authorized;  8,203,267 and 6,394,953 shares issued
   and outstanding, respectively                                             8,550,140                         8,432,969
  Common stock subscribed (Note 12)                                            197,450                           495,268
  Accumulated deficit                                                       (3,019,122)                      (1,248,759)
                                                                            -----------                       ----------
     Total Stockholder's Equity                                               5,728,468                        7,679,478
                                                                            -----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  8,909,100                    $  17,147,811










                  The accompanying notes are an integral
                    part of these financial statements.
                                    F3

SAND DIEGO                      Consolidated Statement of Operation for the
BANCORP                        Years Ended December 31, 1994, 1993 and 1992
- --------------------------------------------------------------------------

                                                  1994          1993         1992
                                                ------------------      --------------------
REVENUES                                              $  6,398,293      $  597,458$  151,145

COST OF SALES                                            3,330,537         329,937122,332
                                                        ----------      --------------------
GROSS PROFIT                                             3,067,756         267,52128,813
                                                        ----------      --------------------
OPERATING EXPENSES
 General and administrative                              2,192,015
 Salaries, wages and benefits                              452,548         299,361165,615
 Consulting                                                281,972         215,644102,995
 Research and development                                   48,671          37,03887,600
 Travel                                                     93,083          56,86248,921
 Rent                                                       29,962          18,80925,028
 Interest                                                  408,257          59,58027,623
 Utilities                                                  11,536          10,66033,783
 Depreciation and amortization                             757,889          21,30110,211
 Advertising                                               307,393          19,4959,336
 Office                                                     79,483          74,5539,989
 Taxes and licenses                                         36,251          33,40712,643
 Professional fees                                         259,344          69,5212,924
 Insurance                                                  27,985          11,9765,575
 Bad debts                                          7,898         7,700     4,206
 Repairs and maintenance                                    31,844           8,1452,132
 Miscellaneous                                              15,780             614
                                                        ----------      --------------------
     Total Operating Expenses                            5,041,911         944,666548,581
                                                        ----------      --------------------
OPERATING (LOSS)                                       (1,974,155)       (677,145)(519,768)

OTHER INCOME (LOSS)
 Unrealized loss on investment in ERT (Note 1)           (323,645)
 Loss on disposition of subsidiary (Note 1)              (149,301)
 Interest                                                   80,970           2,868844
 Gain on sale of assets                                        600         123,953
 Gain on reduction of notes payable                        226,649
 Minority interest in loss                                     822
 Miscellaneous                                             129,144           2,25910,342
                                                        ----------      --------------------
     Total Other Income (Loss)                            (34,761)         129,08011,186
                                                        ----------      --------------------
(LOSS)  BEFORE INCOME TAX BENEFIT                      (2,008,916)       (548,065)(508,582)

INCOME TAX BENEFIT (Note 10)                                38,553
                                                        ----------
                                                        ==========      ====================
NET (LOSS)                                          $  (1,770,363)    $  (548,065)$  (508,582)
                                                        ==========      ====================

NET (LOSS) PER SHARE (Primary)                           $  (.219)       $  (.098)$  (.144)
                                                        ==========      ====================
NET (LOSS) PER SHARE (Fully Diluted)                     $  (.208)
                                                        ==========




                  The accompanying notes are an integral
                    part of these financial statements.
                                    F4

SAND DIEGO                Consolidated Statement of Changes in Stockholders
BANCORP                                          Equity for the Years Ended
                                           December 31, 1994, 1993 and 1992
- --------------------------------------------------------------------------------

                                      Common Stock
                                     -------------         Common Stock  Accumulated
                                  Shares           Amount   Subscribed      DeficitTotal
                                ----------                  ----------   ---------- -------------------
Balance as of December 31, 1991          2,015,063   $  6,123            $  (192,112)$  (175,989)

Common stock issued for reverse
acquisition of Enviro-Guard
Corporation at $1.75 per share
(Note 1)                      3,594,953  6,295,227                      6,295,227

Net (loss)                                                    (508,582) (508,582)
                             ---------- ----------           --------------------

Balances as of December 31, 1992         5,610,016  6,311,350            (700,694)5,610,656

Additional capital contribution            310,499                        310,499

Common stock issued for the
acquisition of Actagro Acquisition,
Inc. at $2.31 per share  (Note 1)          784,937  1,811,120                     1,811,120

Common stock subscribed (Note 1)                   $  495,268             495,268

Net (loss)                                                    (548,065) (548,065)
                             ---------- ---------- ------------------------------

Balance as of December 31, 1993          6,394,953  8,432,969   495,268(1,248,759)7,679,478

Common stock issued for services
at $.10 to $1.50 per share    1,358,627  1,036,212                      1,036,212

Common stock issued for reduction
of debt at $1.00 to $2.00 per share        223,334    263,334                     263,334

Common stock issued for cash
at $.08 to $1.00 per share      344,000    285,100                        285,100

Common stock issued for
equipment at $1.00 per share     20,000     20,000                         20,000

Common stock canceled due to the
rescission of Actagro Acquisition
on December 6, 1994 at $2.31 per
share  (Note 1)               (784,937)(1,811,120)                     (1,811,120)

Common stock subscribed (Note 12)                   (297,818)           (297,818)

Common stock issued for ERT at
$1.50 per share                 647,290    323,645                     323,645

Net (loss)                                                             (1,770,363)(1,770,363)
                             ---------- ---------- ------------------------------

Balance as of December 31, 1994       $  8,203,267         $  8,550,140$   197,450$(3,019,122)$  5,728,468



                  The accompanying notes are an integral
                    part of these financial statements.
                                    F5

SAND DIEGO                     Consolidated Statement of Cash Flows for the
BANCORP                        Years Ended December 31, 1994, 1993 and 1992
- --------------------------------------------------------------------------------

                                                            1994        19931992
                                                         ----------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                 $  (1,770,363)$  (548,065)$  (508,582)
 Add items not requiring the use of cash:
  Depreciation and amortization                    562,915      21,301     10,211
 (Increase)  decrease in accounts receivable       597,366   (565,153)   (50,193)
 (Increase)  decrease in advances                   47,924    (48,200)
 (Increase)  decrease in interest receivable         1,844     (1,000)      (844)
 (Increase)  decrease in income tax receivable      66,018    (66,018)
 (Increase)  decrease in inventories               148,444   (196,280)   (10,046)
 Decrease in deposits                               40,861
 (Increase)  decrease in prepaid expenses           46,968    (41,661)    (5,307)
 Increase  (decrease) in accounts payable        (863,013)     975,579     45,841
 (Decrease) in deferred tax credit             (1,675,252)   (214,138)
 Increase  (decrease) in dealer deposits          (12,716)     (1,639)     24,440
 Increase (decrease) in accrued compensation                 (134,419)    198,786
 Increase in interest payable                       61,576      30,528     20,755
 Increase in income taxes payable                   14,113       3,040     16,410
 (Decrease) in minority interest                     (818)
 Increase  (decrease) in other accrued liabilities           (100,578)     (97,102)78,347
                                                ----------  ---------- ----------
 NET CASH FLOWS USED FROM OPERATING
  ACTIVITIES                                   (2,834,711)   (883,227)  (180,182)
                                                ----------  ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Issuance of notes receivable                    (205,150)
 (Acquisition) disposal of property, plant and equipment     4,716,485             (27,867)
 Divestiture of intangible and other assets      2,089,789     112,215
                                                ----------  ---------- ----------
NET CASH FLOWS PROVIDED (USED) FROM
 INVESTING ACTIVITIES                            6,601,124     112,215   (27,867)
                                                ----------  ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributions                                         310,499
 Reduction of capital lease obligation            (51,612)
 Reduction of capital contributions              (180,647)
 Reduction of debt                             (3,661,788)
 Net proceeds from notes payable                               576,753    213,157
                                                ----------  ---------- ----------
NET CASH FLOWS PROVIDED (USED) FROM
 FINANCING ACTIVITIES                          (3,894,047)     887,252    213,157
                                                ----------  ---------- ----------
NET INCREASE (DECREASE) IN CASH                  (127,634)     116,240      5,108

CASH BALANCE AT BEGINNING OF PERIOD                125,787       9,547      4,439
                                                ----------  ---------- ----------
CASH BALANCE AT END OF PERIOD                   $  (1,847)  $  125,787   $  9,547













                  The accompanying notes are an integral
                    part of these financial statements.
                                    F6

SAND DIEGO                     Consolidated Statement of Cash Flows for the
BANCORP                        Years Ended December 31, 1994, 1993 and 1992
- --------------------------------------------------------------------------------


SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
                                                     1994        1993        1992
                                                  ----------  ----------   ----------
Interest paid in cash                            $  38,318   $  28,504  $  10,923
                                                ==========  ========== ==========
Issuance of common stock and notes payable
 for the acquisition of subsidiary                                     $  700,000
                                                                       ==========
Issuance of common stock and assumption of
 debt for acquisition of subsidiary                                   $  3,048,360
                                                                       ==========
Issuance of common stock and notes payable
 for the acquisition of subsidiary                                   $  3,458,400
                                                                       ==========
Issuance of common stock and notes payable
 for the acquisition of subsidiary                        $  3,811,120
                                                            ==========
Issuance of common stock for debt cancellation  $  263,334
                                                ==========

Issuance of common stock for equipment           $  20,000
                                                ==========

Issuance of common stock for the
 acquisition of subsidiary                       $ 323,645
                                                ==========
























                  The accompanying notes are an integral
                    part of these financial statements.
                                    F7

SAND DIEGO
BANCORP                          Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

NOTE 1 -      ORGANIZATION

     San Diego Bancorp (SDBC) was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, SDBC incurred substantial losses and during 1986 management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts, and SDBC became a "shell" corporation by December 31, 1986, and was dormant until September, 1993. On September 21, 1993, SDBC acquired 100% of the outstanding common stock (4,438,400 shares) of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987)in exchange for 3,594,953 shares of SDBC common stock valued at $1.75 per
     share.  This transaction was accounted for as a      reverse
     acquisition whereby the acquired corporation (Enviro-Guard Corporation) gains controlling stockholder interest in the acquiring corporation (SDBC), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

     Enviro-Guard Corporation has developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. (Diatect), (incorporated in the State of Kansas in 1989) for 120,000 shares of common stock of Enviro-Guard valued at $5 per share and $100,000 in notes payable. The transaction was valued at $700,000 and accounted for as a purchase. Diatect has developed and owns the rights to three EPA registered insecticides. Also in August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. (incorporated in the State of Kansas in 1982) in exchange for 520,000 shares of the common stock of Enviro-Guard valued at $5 per share and the assumption by Enviro-Guard of a $448,360 note payable which is due to D.S.D., Inc. from a shareholder of D.S.D., Inc. This transaction was valued at $3,048,360, and accounted for as a purchase. The principal business activity of D.S.D., Inc., is the manufacturing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides.

     On December 18, 1992, Enviro-Guard Corporation completed negotiations to acquire 90.14% of the outstanding common stock (891,250 shares) of

                                    F8

     White Mountain Mining and Manufacturing, Inc. ("White Mountain") (an Idaho Corporation) in exchange for 260,375 shares of common stock (at a value of $6 per share) of Enviro-Guard Holding Corporation (the former parent company of Enviro-Guard Corporation), plus $25,000 in cash and $347,616 in notes payable.

     The total value of this acquisition, accounted for as a purchase, was $3,458,400. White Mountain owns 83 unpatented BLM mining claims located in Malheur County, Oregon (there is an obligation to pay $100 per year per mining claim to the Bureau of Land Management). The purpose of this acquisition of the mining property is for Enviro-Guard Corporation to have a source of diatomite, which is an important organic ingredient for its environmentally-safe insecticides.

     On December 30, 1993, SDBC acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., (formerly Actagro, Inc.), in exchange for 784,937 shares of SDBC common stock valued at $2.31 per share plus $2,000,000 promissory notes and options to purchase an additional 715,063 shares of common stock at $1.40 per share. All of the Actagro Acquisition, Inc. common stock was held in escrow as security for the $2,000,000 in promissory notes. This transaction was accounted for as a purchase and valued at $3,811,120. Actagro Acquisition, Inc., is a California corporation which manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley.

     On December 6, 1994, SDBC divested itself of Actagro. In the divestiture, Actagro returned SDBC's 715,063 common shares. SDBC was no longer liable for the $2,000,000 debt to the Actagro shareholders or the corresponding interest that had accrued during 1994. In addition, $300,000 had been advanced to Actagro to assist the company in 1994 operations. In the divestiture, SDBC received a $250,000 five-year note.

     On April 29, 1994, SDBC completed acquisition of 100% of the outstanding common stock of Emissions Reduction Technology, Inc.
     (ERT), in exchange for 647,290 shares of SDBC common stock valued at $.50 per share. The transaction was accounted for as a purchase valued at $323,645. ERT owns the contractual rights and technology for an emissions reduction device (Patent No. 4,310,028) designed to be placed in the intake air system of an automobile with the effect of improving the air/gas mixture and vehicle performance. The emissions reduction device was tested and marketed in 1994. Because of marketing and cash flow issues, marketing efforts were discontinued. The Company has since written off the ERT purchase as an Unrealized Loss.






                                    F9

NOTE 2 -      SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of all subsidiaries, and all significant inter-company accounts and transactions have been eliminated in consolidation.

     Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. At the year end, the allowance is adjusted by management based on a review of the accounts receivable.

     Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property, plant and equipment are stated at cost including the allocable purchase price applicable to the respective assets of purchased subsidiaries. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

     Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred when depreciable assets are retired or otherwise disposed. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statement of operations. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is provided using
     the unit-of-production method, once       the mine is put into
     production.

     In regard to intangible assets, trademarks are amortized on a straight-line basis over a ten-year life. Patents are amortized over the remaining life of the patent, not to exceed 20 years. Patents for which approval has not yet been received are not subject to amortization. Upon approval of applications currently pending, these patents will be amortized on the straight-line method over a period not to exceed 20 years. EPA labels are amortized on a straight-line
     basis over a 15-year life, commencing with the           beginning of
     product sales.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     The Company has adopted financial accounting standards number 109 which states that the objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax assets and liabilities for the future tax consequences of events that have been recognized in a corporation's financial statements or income tax returns.

                                    F10

     Employees of the Company are entitled to paid vacations, paid sick days and personal days off, depending upon job classification, length of service and other factors. Based on the existence of a relatively high employee turnover rate, it is impractical to estimate the amount of compensation for future absences. Accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

     Earnings (losses) per share are computed using the weighted number of outstanding shares of common stock.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of the company's management's estimates for various accounts.

NOTE 3 -      INVENTORIES

     Inventories consist of the following:
            12/31/94                             12/31/93
          ----------                           ----------
     Raw Materials                               $ 41,474     $146,498
     Finished Goods                                16,408       59,828
          ----------                           ----------
     Total  $ 57,882                             $206,326
          ==========                           ==========
NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     The Company owns land and buildings in the following locations:
                                                 12/31/94     12/31/93
          ----------                           ----------
     Fresno, California                                     $2,705,774
     Salt Lake City, Utah                        $287,099      287,099
     Smith Center, Kansas                          27,119       28,093
          ----------                           ----------
     Total Land and Buildings                   $ 314,218   $3,020,966
          ==========                           ==========

     The Company owns 83 unpatented mining claims located in Malheur Country, Oregon with cost basis of $4,510,696. Commercial production of diatomite has not commenced on this property.

NOTE 5 -       INVESTMENT IN EPA LABELS

     The Company has acquired three registrations or labels issued by the U.S. Environmental Protection Agency granting federal clearance to manufacture and market specified insecticide products. Included are:
     No, 42850-1 for use against flies, roaches, ants, etc., in and around buildings; No. 42850-3 for use against fleas, ticks and lice on pets; and No. 42850-2 for use against over 60 insects on over 130 edible


                                    F11
     crops and plants up to and including the day of harvest. Approval for use of these three labels in California, Texas, North Carolina, Arizona, Washington and other agricultural states were obtained during 1994, 1995 and 1996.

NOTE 6 -       NOTES RECEIVABLE

     The Company has one note receivable for $250,000 from Actagro.  The note is due on or before December 31, 1999. Interest is paid quarterly at a rate of 6.5 %.










































                                    F12

NOTE 7 -       NOTES PAYABLE

                                                   Balance as of  Balance as of
Creditor and Conditions                         December 31, 1994December 31, 1993
                                               ------------------------------------
ACTAGRO ACQUISITION, INC., and another
individual, interest due monthly at 2.5% per
month with a minimum of $2,500 per month
and an additional facility fee of 0.75% per
annum, due on demand                                                     $119,302

UNOCAL CHEMICAL AND MINERALS, unsecured,
interest at 8.5%, due on demand                                           133,268

PACIFEX, unsecured interest at 8.5%, due on
demand.                                                                   229,733

JOHN NORDSTROM, unsecured, interest at 10%,
due on demand                                                              40,000

CLYDE IRION, (a shareholder of the Company)
 unsecured, interest at 10%, due on demand                                 30,000

A.E. SMITH, (a shareholder of the Company),
secured by the accounts receivable, buildings and
equipment of D.S.D., Inc., interest at 8.75%,
renewable annually on July 31.  Interest on this
note has been paid to April 15, 1991                                       60,907

A.E. SMITH, unsecured, non-interest bearing
obligation, due on demand                                                  50,000

L. CRAIG HUNT, secured by Smith Center
property, interest at 12.5%, due on demand                                $25,000

JOHN WILDING, original $46,755 note, secured by
common stock of White Mountain Mining and
Manufacturing, Inc., interest at 16.5%, due on
demand.                                                    30,950          39,100

AGRI-DYNE CORPORATION, unsecured, interest at
10%, due on demand                                         25,000          25,000

DAVID RUSSELL, unsecured, interest at 10%, due
on demand                                                  15,000          15,000

GEORGE BISHOP, unsecured, interest at 10%, due
on demand                                                                   5,000

ROBERT WILLIAMS, secured by buildings, no
interest, due on demand                                    23,030          25,000

DANNY WIRKEN, (a shareholder of the Company),
unsecured, interest at 8%, due on demand                  386,581         400,000
                                                       ----------      ----------
TOTAL                                                    $505,561      $1,147,310
                                                       ==========      ==========







                                    F13

NOTE 8 -  CAPITAL LEASE OBLIGATION

          With the divestiture of Actagro, the Company no longer has equipment under capital leases as of December 31, 1994. As of December 31, 1993, $64,753 of leased equipment had been capitalized with related accumulated amortization of $1,799.

          The following is a comparative annual schedule of future minimum lease payments for assets under capital leases:

     Period Ending December 31                     12/31/94        12/31/93
     -------------------------                     --------        --------
                1994                                                $26,968
                1995                                                 26,968
                1996                                                  8,989
                                                                      -----
     Total minimum lease payments                                    62,925
     Less amounts representing interest                            (11,313)
                                                                   --------

     Present value of minimum lease payments                         51,612
     Less current portion                                          (19,653)
                                                                   --------
     Long-term portion of capital lease obligations                 $31,959
                                                                   ========



























                                    F14
NOTE 9-        LONG-TERM DEBT


                                       December 31, 1994     December 31, 1993
                                      -------------------   ------------------
                                   Due Within   Due AfterDue Within  Due After
Creditor & Conditions               One Year    One Year   One Year  One Year
                                    --------    --------   --------  --------
VARIOUS CONTRACTS PAYABLE, monthly
payments ranging from $538 to
$707 including interest ranging
from 5.9% to 13%, secured by
vehicles, due dates maturing
through April 1996                                          $23,215   $22,946

REGENCY BANK, monthly payments
of $12,804 including interest at
prime plus 2.75% secured by real
and personal property, guaranteed
by a shareholder of the Company
and an individual, due April 13,
2002                                                         85,263   757,753

GERALD NORDSTROM (a shareholder
of the Company)monthly payments
of approximately $1,200 including
interest at prime plus 2% , due
January, 1996                                                 9,610    46,762

KLEINS BIOLA RANCHES, INC.,
annual payments of $6,000 plus
interest at 9%, secured by deed of
trust, due December, 1997                                    12,000    47,440

PERFORMANCE SYSTEMS
INVESTMENTS, monthly payments of
$2,432 at 9.75% interest, secured
by deed of trust, balance due June,
1997                                    16,584  120,228      15,040   136,822

FORMER SHAREHOLDERS of White
Mountain Mining and
Manufacturing, Inc., monthly
payments of $18,000, secured by
the Mining property, due
September, 1994                        209,444  209,444

GEORGE REEVE, monthly payments
of $3,568 at 9%, unsecured, due
May, 1995                              105,078               87,628    17,450

JOHN WILDING, monthly payments
of $5,000 beginning July 1994,
interest at 10%, secured by second
position on corporate office
building in Salt Lake City              71,226               30,000    41,226

GERALD NORDSTROM, (a
shareholder), promissory note at
7.5% interest, quarterly interest
only payments beginning March
1994, then quarterly payments of
$59,893 plus interest from March
1997 through December 2000.                                           958,289




                                    F15


                                                 December 31, 1994 December 31, 1993
                                                -------------------------------------
                                              Due Within   Due AfterDue Within  Due After
Creditor & Conditions                         One Year    One Year One Year  One Year
                                              --------    -------- --------  --------
JOHN MARIHART, (a shareholder),
promissory note at 7.5% interest,
quarterly interest only payments
beginning March 1994, then
quarterly payments of $59,893 plus
interest from March 1997 through
December 2000                                                         958,289

CLYDE IRION, (a shareholder),
promissory note at 7.5% interest,
quarterly interest payments
beginning on March 1994, then
quarterly payments of $2,663 plus
interest from March 1997 through
December 2000                                                42,609

TOM AVINELIS, (a shareholder),
promissory note at 7.5% interest,
quarterly interest only payments
beginning March 1994, then
quarterly payments of $2,551 plus
interest from March 1997 through
December 2000                                                                40,813
                                                                       ------

TOTALS                                $402,332 $120,228    $472,200$3,070,399
                                      ======== ========    ==================

          Aggregate maturities required on long-term debt are as follows:

     Period Ending December 31,                          Amount
     --------------------------                          ------
               1995                          $402,332
               1996                            18,241
               1997                           101,987
                                              -------
               Total                         $522,560
                                             ========

     Since payments on the notes to the former shareholders of White Mountain Mining and Manufacturing, Inc. are in arrears, the Company has agreed to pay interest at the rate of 18% per annum on the unpaid balance beginning on May 1, 1993. The Company agreed to a one-time compounding of interest, effective June 21, 1995.





                                    F16

NOTE 10 -      INCOME TAXES

     The net deferred tax liability in the accompanying statements of financial position includes the following components:

                     12/31/94                         12/3193
                     --------                         -------
     Deferred tax asset                            $  980,942  $  214,137
     Less:  Deferred tax asset
      valuation allowance                           (490,470)
                    ---------                         -------
     Net deferred tax asset                            490,47     214,137
     Deferred tax liability                       (1,949,035) (3,347,953)
                   ----------                     -----------

     Net deferred tax liability                  $(1,458,563)$(3,133,816)
                  ===========                     ===========

     The following temporary differences give rise to the deferred tax asset:
                     12/31/94                        12/31/93
                     --------                        --------
     Net operation loss carry
      forwards $  899,812                          $  160,823
     Unrealized capital loss                           81,130
     Administrative expenses
      capitalized as inventory                         28,486
     Direct write-off of bad debt                       1,118
     Vacation accrual expensed                                     23,710
                       ------                          ------
     Deferred tax asset                            $  980,942  $  214,137
                   ==========                      ==========

     The following temporary differences give rise to the deferred tax liability as of December 31, 1993:

                     12/31/94                        12/31/93
                     --------                        --------
     Excess of financial accounting
      basis of assets of purchased
      companies over tax basis
      (see below) $ 2,088,251                     $ 3,267,999

     Amortization of deferred
      tax liability (139,216)
      Excess of tax over
      financial accounting
      depreciation                                     79,954
                       ------                          ------
     Deferred tax liability                       $ 1,949,035 $ 3,347,953
                  ===========                     ===========

                                    F17

     The following temporary differences give rise to the deferred income tax benefit:

                     12/31/94
                     --------
     Net operating loss carryforward                 $899,812
     Unrealized capital loss                           81,130
                       ------
                      980,942
     Less:  Valuation allowance                     (742,389)
                    ---------
     Deferred income tax benefit                   $  238,553

     During 1992, Enviro-Guard Corporation (the reverse acquisition predecessor to San Diego Bancorp) acquired three companies accounted for as purchases. (Diatect International, Inc., D.S.D., Inc., and White Mountain Mining and Manufacturing, Inc.). The total of the excess of the purchase price of the assets acquired exceed their income tax basis by $6,842,816. During 1993, San Diego Bancorp acquired Actagro Acquisition, Inc. in a transaction accounted for as a purchase, which resulted in an excess of the accounting basis of the assets acquired over their income tax basis in the amount of $3,874,281. The effect of these transactions gives rise to larger depreciation and amortization expenses for financial statement purposes than are allowed for income tax purposes. The Company has available net operating loss carryforwards of $1,248,759 at December 31, 1994, will begin to expire in 2006.

NOTE 11 -      LITIGATION

     On July 22, 1994, a civil complaint was filed by Gruntal & Co., Incorporated, in U.S. District Court Southern District of New York against the Company and other individuals and related entities, including James Dayley and Robert Crouch, former officers and directors of the Company, alleging violations of the federal securities anti-fraud provisions and RICO statutes. Gruntal & Co., Inc. is seeking damages of approximately $7.3 million against all defendants, which included $1.4 million in treble damages and $5 million in punitive damages. The action centers around alleged activities of one of the Company's shareholders and his purported dealings with a registered representative of Gruntal & Co., Inc., and various other individuals and entities unknown to the Company and its officers and directors.

     Gruntal & Co., Inc. is a securities broker/dealer that made a market in the Company's common stock. The Company, Mr. Dayley and Mr. Crouch have denied any complicity and have filed an answer to the complaint denying the allegations and any wrong doing as the allegations relate to themselves and the Company. The Company has filed a counterclaim asserting that Gruntal & Co., Inc. was at fault for its losses. The counterclaim alleges that Gruntal & Co., Inc.'s

                                    F18
     action against the Company was an attempt to mitigate losses resulting from the acts and/or omissions of its own employees. While the Company cannot predict with any certainty the outcome of the matter, given the merits of the case, the complaint is not anticipated to result in monetary damages from the Company.

     In the fall of 1994 and during 1995, the Company was sued by a number of bona fide creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments total approximately $52,000 and are included in the Company's accounts payable and other obligations.

NOTE 12 -      COMMON STOCK SUBSCRIBED

     As of December 31, 1994, the Company and the following individuals agreed to convert accrued wages and marketing expenses into common stock at the rate of $.40 per share; 359,875 shares of common stock was subsequently issued to Messrs. Hewlett, Downs, Crouch, and Christiansen in 1995.

     Name of Individual                         Accrued Wages
     Elwynn Hewlett, Jr.                            $  46,250
     Jay Downs 31,550
     Robert Crouch     35,550
     Dale Christiansen 30,600
                       ------
     Subtotal         143,950
                      -------
                                            Marketing Expense
                                            -----------------
     Paul Jensen       53,500
     Total           $197,450
                     ========
NOTE 13 -      CONCENTRATION OF CREDIT RISK

     The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.












                                    F19

NOTE 14 -      STOCK OPTIONS

     The Company has the following common stock options outstanding as of December 31, 1994:

                  Number of                     Exercise
     Stock Optionee                        Stock Options           Price
     --------------                        -------------         --------
     Danny Wirken     100,000                   $4.00(1)
     Taylor & Associates                           2,080     Bid Price(2)
     Doug Goff 50,000$0.10(3)
     Dennis Nielsen   230,000                   $0.10(4)
     John Runft         2,120                   $0.50(5)
     George Henderson  50,000                   $0.10(3)
                                                  ------
     Total            434,200
                      =======
     (1)  These stock options may be exercised after April         1,
     1994, but prior to October 1, 1995.

     (2)  These options must be exercised prior to August 1,       1995.

     (3)  These options must be exercised prior to June 1,         1995.

     (4)  These options must be exercised prior to October         17,
     1995.

     (5)  These options must be exercised prior to June 5,         1995.

NOTE 15 -      RELATED PARTY TRANSACTIONS

     San Diego Bancorp has a note payable to a shareholder, with balances of $386,581 and $400,000 as of December 31, 1994 and December 31, 1993, respectively.

NOTE 16 -      GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring net losses for the years ended December 31, 1994, 1993, 1992, and 1991, and had a working capital deficiency of $1,182,199 as of December 31, 1994. The Company raised additional working capital in 1995 and 1996 through the issuance of additional common stock and through operations of its Kansas subsidiaries.






                                    F20

NOTE 17 -      SUBSEQUENT EVENT

     On October 27, 1995, the Company filed litigation in the Kansas District Court as plaintiffs along with the Company's wholly owned subsidiary Kansas corporations against the former owner and president of the three subsidiary Kansas corporations, A.E. Smith, of Smith Center, Kansas, on the grounds of fraud, breach of contract, rescission, and restitution, and breach of fiduciary duty. On March 15, 1996, following court ordered mediation, the Court entered an order approving a settlement between the parties as resolving the issues of the litigation and retaining jurisdiction until the
     settlement agreement's conditions were fully   performed.  As a
     result of the litigation, any and all cloud on the title of the Company's subsidiaries, or their respective assets, was removed. In the settlement, A.E. Smith received a note for $415,000. In turn, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith, which had been recorded in the financial statements as of December 31, 1994. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company. As of July, 1996, the balance owed to Mr. Smith is approximately $180,000, due in early 1997.