Form 10QSB
period 1995-03-31
SAN DIEGO BANCORP
filed 1996-08-09
CIK 319124

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 0-10147

                        SAN DIEGO BANCORP
      (Exact name of registrant as specified in its charter)


               California                       95-355578
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


3335 South 900 East, Suite 230, Salt Lake City, Utah        84106
(Address of principal executive offices)           (Zip Code)


                              (801) 467-5339
        Registrant's telephone number, including area code

                          Not Applicable
      (Former name, former address, and former fiscal year,
                  if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class               Outstanding as of March 31, 1995
                -----                         --------------------------------
     Common Stock, No Par Value                     9,102,908

EXPLANATORY NOTE: THIS REPORT IS BEING FILED ON OR ABOUT AUGUST 5, 1996, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND DOES NOT CONTAIN INFORMATION CONCERNING EVENTS OCCURING SUBSEQUENT TO MARCH 31, 1995.
       2          PART I - FINANCIAL INFORMATION

- ------------------------------------------------------------------------------
                  ITEM 1.  FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of March 31, 1995, and the related audited balance sheet of the Company as of December 31, 1994, the unaudited related statements of operations and cash flows for the three month period ended March 31, 1995 and 1994, and the unaudited statement of stockholders' equity for the three month periods ended March 31, 1994 and 1995, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 1995, are not necessarily indicative of the results that can be expected for the year ending December 31, 1995.


- ------------------------------------------------------------------------------
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------

General

     San Diego Bancorp (SDBC) was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, SDBC incurred substantial losses and during 1986 management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts, and SDBC became a "shell" corporation by December 31, 1986, and had no material operations until September, 1993. On September 21, 1993, SDBC acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gains controlling stockholder interest in the acquiring corporation

 (SDBC), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

     Enviro-Guard Corporation has developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. (Diatect), (incorporated in the State of Kansas in 1989). Diatect has developed and owns the rights to three EPA registered insecticides. Also in August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. (incorporated in the State of Kansas in 1982). The principal business activity of D.S.D., Inc., is the manufacturing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides.

     On December 18, 1992, Enviro-Guard Corporation completed negotiations to acquire 90.14% of the outstanding common stock (891,250 shares) of White Mountain Mining and Manufacturing, Inc. ("White Mountain") (an Idaho Corporation). White Mountain owns 83 unpatented BLM mining claims located in Malheur County, Oregon. The purpose of this acquisition of the mining property is for Enviro-Guard Corporation to have a source of diatomite, which is an important organic ingredient for its environmentally-safe insecticides.

     On December 30, 1993, SDBC acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., (formerly Actagro, Inc.). Actagro Acquisition, Inc., is a California corporation which manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley. On December 6, 1994, SDBC divested itself of Actagro. In the divestiture, the shareholders of Actagro returned 715,063 shares of SDBC common stock for cancellation.

     With the acquisition and subsequent divestiture of Actagro Acquisition, Inc. in 1993 and 1994, respectively, a comparison of prior periods with the three-month period ended March 31, 1995, is of limited benefit in understanding the Company's financial position.

Ability of the Company to Continue as a Going Concern

     For the three-month period ended March 31, 1995, the Company has incurred a consolidated net loss of $341,868. In addition, at March 31, 1995, current liabilities exceeded current assets by $1,237,067.

     During the first three months of 1995, the Company converted $28,167 in accrued salaries and wages and $79,567 in other liabilities to equity. In the future, management anticipates the conversion of an additional $600,000 in debt (principally notes payable and accruals) to equity during fiscal years 1995 and 1996. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

     The Company is attempting to obtain additional working capital from several sources, including investment banking firms, private investors and state funding agencies interested in assisting growing companies within the agri-environmental sector. Management intends to obtain equity financing through the sale of the Company's securities.

     The Company must meet monthly operational expenses of approximately $85,000. Currently, the Company is unable to meet this amount. However, management believes that additional revenue generated by the marketing sales of its Enviro-Guard and Diatect product line will ultimately alleviate a substantial portion of the shortfall. Until those revenues eventuate, the Company is dependent upon outside funding to sustain it.

Results from Operations

     During the first three months of fiscal year 1995, the Company had revenues of $109,322, cost of sales of $51,522, operating expenses of $352,071, other losses of $104,292 and an income tax benefit of $56,695.
These yielded a net loss of $341,868, compared to a loss of $220,309 (which included Actagro) for the same period of 1994. The substantial portion of the first quarter 1995 loss was due to three factors: a loss on the sale of the building that housed the Company's administrative offices ($109,332), professional fees ($69,103), and depreciation and amortization ($62,623). The Company believes that many of the operating and administrative expenses associated with the first quarter loss were due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets. Because of liquidity difficulties, many expenses were paid through the issuance of common stock.

     Management is hopeful that once its products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.

Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of March 31, 1995, the Company's working capital deficit totaled $1,237,067 compared with $1,182,199 at December 31, 1994. The Company has current liabilities totaling $1,344,675 and no long term debt. At the end of 1994, current liabilities and long term debt were $1,261,626 and $120,228, respectively. During the first quarter of 1995, total liabilities decreased $37,179. Despite the slight reduction in total debt, the Company's working capital deficit has had a direct correlation to the Company's inability to expand and market its products effectively.

     If the Company is unable to obtain some funds in the near future, it will not be able to continue in business. The Company, therefore, continues to seek working capital from several sources, including equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company does feel that it will increase revenues from operations as it moves from the development stage of its products, which has included lengthy and costly time in obtaining EPA approval.

With Enviro-Guard's products in the market place and with adequate financial support, the Company anticipates revenues to offset on-going expenses. The Company is uncertain, however, as to whether there will be sufficient revenues to cover prior years' obligations.

     As previously stated, the Company's lack of cash has affected its ability to effectively market Enviro-Guard's products. The marketing strategy will require funds to be fully effect. Accordingly, although the Company anticipates more revenue from its products then it has received in the past, it will not be as profitable as it could be with additional funding for full implementation of its marketing and promotional plans.

Management Changes

     In February 1995, James Dayley resigned as President of the Company. Both he and Dale Christiansen resigned their positions on the Board of Directors at the same time. Mr. Christiansen continued with the Company as Chief Financial Officer. Mr. George H. Henderson became President of the Company on an interim basis until another Company President could be found. Additions to Mr. Robert Crouch on the Board of Directors included Mr. Henderson, John L. Runft and Elwynn S. Hewlett, Jr.

                                SAN DIEGO BANCORP
                   CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    AS OF MARCH 31, 1995 AND DECEMBER 31, 1994

                                      ASSETS
                                                        (Unaudited)
                                                       March 31, 1995          December 31, 1994
CURRENT ASSETS                                       -----------------         -----------------
   Accounts Receivable                          $     48,950        $     17,980
   Advances to Employees                                 276                 276
    Inventories                                        57,882   57,882
   Prepaid expenses                                      500               3,289
                                                     -----------------         -----------------

            Total Current Assets                     107,608              79,427
                                                     -----------------         -----------------
PROPERTY, PLANT AND EQUIPMENT
   Buildings Lease Hold Improvements                  27,119             314,218
   Mining property                                 4,423,005           4,440,543
   Equipment                                         270,279             270,279
                                                     -----------------         -----------------
            Total Property, Plant and Equipment    4,720,403           5,025,040
   Less accumulated depreciation                     234,075             251,377
                                                     -----------------         -----------------
            Net Property, Plant and Equipment      4,486,328           4,773,663
                                                     -----------------         -----------------
OTHER ASSETS
   Investment in EPA labels, Net of
      amortization                                 3,730,724           3,804,364
   Notes receivable                                  250,000             250,000
   Deposits                                                        467         467
   Other assets                                        1,159               1,179
                                                     -----------------         -----------------
            Total Other Assets                     3,982,350           4,056,010
                                                     -----------------         -----------------
TOTAL ASSETS                                    $  8,576,286        $  8,909,100
                                                     =================         =================
/TABLE

                               SAN DIEGO BANCORP
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   AS OF MARCH 31, 1995 AND DECEMBER 31, 1994

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        (Unaudited)
                                                       March 31, 1995          December 31, 1994
CURRENT LIABILITIES                                  -----------------         -----------------
   Accounts payable    $    162,643   $    165,474
   Bank overdraft   6,142     1,847
   Dealer deposits      10,625    10,625
   Interest payable     99,766   113,090
   Income taxes payable      33,563    33,563
   Other accrued liabilities      81,510    29,134
   Notes payable       635,904   505,561
   Current portion of long-term debt  314,522   402,332
                                                     -----------------         -----------------
   Total Current Liabilities        1,344,675      1,261,626
                                                     -----------------         -----------------
LONG-TERM LIABILITIES
   Long-Term debt,  less current portion       -0-   120,228
                                                     -----------------         -----------------
DEFERRED TAX LIABILITY         1,367,061      1,458,563
                                                     -----------------         -----------------
COMMITMENTS

MINORITY INTEREST 340,215   340,215
                                                     -----------------         -----------------

STOCKHOLDERS' EQUITY
   Common stock, no - par value;  20,000,000 shares
   authorized; 9,102,908 and 8,203,267 shares issued
   and outstanding, respectively    8,801,825      8,550,140
   Common stock subscribed   83,500   197,450
   Accumulated deficit  (3,360,990)    (3,019,122)
                                                     -----------------         -----------------
   Total Stockholder's Equity       5,524,335      5,728,468
                                                     -----------------         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  8,576,286   $  8,909,100
                                                     =================         =================

/TABLE

                               SAN DIEGO BANCORP
   CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
                            March 31, 1995 AND 1994

                                                                     Three Months Ended
                                                                     ------------------
                                                       March 31, 1995March 31, 1994
                                                     -----------------         -----------------

REVENUES          $    109,322   $  1,879,950

COST OF SALES      51,522   908,856
                                                     -----------------         -----------------

GROSS PROFIT  57,800   971,094
                                                     -----------------         -----------------
OPERATING EXPENSES

   Salaries, wages and benefits   73,743   428,361
   Consulting      18,004    86,197
   Research and development            77,368
   Travel          15,436    80,369
   Rent        4,441    46,864
   Interest        20,177    95,508
    Utilities  3,589    22,415
   Depreciation and amortization  62,623   112,639
   Advertising     49,399     4,233
   Office           9,266    76,905
   Taxes and licenses    2,693     9,832
   Professional fees    69,103    87,984
   Insurance   6,294    37,274
   Bad debts             6,355
   Repairs and maintenance      775    31,213
   Miscellaneous   16,528     3,967
                                                     -----------------         -----------------
           Total Operating Expenses   352,071      1,207,484
                                                     -----------------         -----------------
(LOSS) FROM OPERATIONS    (294,271)      (236,390)
                                                     -----------------         -----------------

OTHER INCOME (LOSS)
   (Loss) on sale of property       (109,332)
   Interest         2,150     5,199
   Royalties     490
   Miscellaneous    2,400    10,882
                                                     -----------------         -----------------
            Total Other Income (Loss)    (104,292)    16,081
                                                     -----------------         -----------------
(LOSS) BEFORE INCOME TAX BENEFIT    (398,563)      (220,309)

INCOME TAX BENEFIT      56,695
                                                     -----------------         -----------------
NET (LOSS)        $  (341,868)   $  (220,309)
                                                     =================         =================
NET (LOSS) PER SHARE (Primary)   $(.039)   $(.034)
                                                     =================         =================
/TABLE

                             SAN DIEGO BANCORP
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTH PERIODS
                   ENDED MARCH 31, 1994 AND MARCH 31, 1995

                                              Common Stock              Common Stock     Accumulated
                                        Shares           Amount          Subscribed        Deficit          Total
                                        -----------    -----------    --------------   --------------    --------------
 Balances as of December 31, 1993    6,394,953   $8,432,969 $  495,268  $    (1,248,759)$7,679,478

Stock Options exercised at prices
     ranging from $.50 to $2.50       207,000      232,000                           232,000

Common Stock Subscribed to be
       issued for debt reduction                                189,150  189,150

Net (Loss)                                                             (220,309)        (220,309)
                                      --------------   ------------    --------------   -------------      ------------
Balances as of March 31, 1994       6,601,953   $8,664,969 $  684,418  $    (1,469,068)   $  7,880,319
                                      ==============   ============    ==============   =============      ============



Balances as of December 31, 1994    8,203,267   $8,550,140 $  197,450  $    (3,019,122)   $  5,728,468

Common Stock issued for services at
     $.10 to $.35 per share           469,348   79,568                                79,568

Common Stock Subscribed to be
     issued for debt reduction                                 30,000                 30,000

Conversion of Common Stock Subscribed      359,875            143,950  (143,950)                     0

Common Stock issued for accrued salaries
     and wages at $.40 per share       70,418       28,167                            28,167

Net (Loss)                                                             (341,868)        (341,868)

 Balances as of March 31, 1995       9,102,908$  8,801,825 $   83,500  $    (3,360,990)   $  5,524,335

        CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE
           MONTH PERIODS ENDED MARCH 31, 1995 AND 1994

                                                                  Three Months Ended
                                                                  ------------------
                                                       March 31, 1995  March 31, 1994
                                                       --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                 $  (341,868)        $  (220,309)
     Add items not requiring the use of cash:
      Depreciation, amortization and non-cash
      expenses                                       176,847              98,186
     (Increase) in accounts receivable              (30,970)           (572,187)
     Decrease in advances                                                 31,575
     (Increase) in interest receivable                                     (246)
     Decrease in income tax receivable                                    54,491
     (Increase) in inventories                                          (47,966)
     Decrease in deposits                              3,289
     (Increase) in prepaid expenses                    (520)           (221,289)
     (Decrease) in accounts payable                  (2,831)            (41,628)
     (Decrease) in deferred tax credit              (91,502)
     Increase in accrued compensation                                     81,086
     Increase (decrease) in interest payable        (13,324)              51,464
     Increase in other accrued liabilities            52,376               3,096
                                                     -----------------         -----------------

NET CASH FLOWS USED FROM OPERATING ACTIVITIES      (248,503)           (783,727)
                                                     -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) disposal of property,
       plant and equipment                           304,365           (117,287)
     (Increase) reduction of intangibles              17,538             (4,684)
                                                     -----------------         -----------------

NET CASH FLOWS PROVIDED (USED) FROM INVESTING
 ACTIVITIES                                          321,903           (121,971)
                                                     -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                               232,000
     Net proceeds from notes payable                 444,865             602,604
     Reduction of long term debt                   (522,560)
                                                     -----------------         -----------------

NET CASH FLOWS PROVIDED (USED) FROM FINANCING
  ACTIVITIES                                                   (77,695)          834,604
                                                     -----------------         -----------------

NET INCREASE (DECREASE) IN CASH                      (4,295)            (71,094)

CASH BALANCE AT BEGINNING OF PERIOD                  (1,847)             125,787
                                                     -----------------         -----------------

  CASH BALANCE AT END OF PERIOD$            (6,142)$  54,693
                                                     =================         =================
/TABLE

     The condensed consolidated financial statements of San Diego Bancorp included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, San Diego Bancorp believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in San Diego Bancorp's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

     The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


                   PART II - OTHER INFORMATION


- ------------------------------------------------------------------------------
                    ITEM 1.  LEGAL PROCEEDINGS
- ------------------------------------------------------------------------------

     See San Diego Bancorp's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.




- ------------------------------------------------------------------------------
                  ITEM 2.  CHANGES IN SECURITIES
- ------------------------------------------------------------------------------

     None.


- ------------------------------------------------------------------------------
                ITEM 3.  DEFAULTS UPON SECURITIES
- ------------------------------------------------------------------------------

     None.


- ------------------------------------------------------------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------------------------

     None.


- ------------------------------------------------------------------------------
                    ITEM 5.  OTHER INFORMATION
- ------------------------------------------------------------------------------

     None.


- ------------------------------------------------------------------------------
            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------------

     (a)  Exhibits.

     Exhibit
         No.             Description

         27Financial Data Schedule

     (b)  Reports on Form 8-K.  None


- ------------------------------------------------------------------------------
                            SIGNATURES
- ------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     SAN DIEGO BANCORP
     (Registrant)



Dated: July 31, 1996              By /s/ DALE H CHRISTIANSEN
                              --------------------------------------------
     Dale H Christiansen, Chief Financial Officer