Form 10QSB
period 1995-06-30
SAN DIEGO BANCORP
filed 1996-08-09
CIK 319124

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class               Outstanding as of June 30, 1995
                -----                -------------------------------
     Common Stock, No Par Value              10,280,408

EXPLANATORY NOTE: THIS REPORT IS BEING FILED ON OR ABOUT AUGUST 5, 1996, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND DOES NOT CONTAIN INFORMATION CONCERNING EVENTS OCCURING SUBSEQUENT TO JUNE 30, 1995.

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

     The unaudited balance sheet of the Company as of June 30, 1995, and the related audited balance sheet of the Company as of December 31, 1994, the unaudited related statements of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994, and the unaudited statement of stockholders' equity for the three month periods ended June 30, 1995 and 1994, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 1995, are not necessarily indicative of the results that can be expected for the year ending December 31, 1995.



- ------------------------------------------------------------------------------
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------

General

     San Diego Bancorp (SDBC) was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, SDBC incurred substantial losses and during 1986 management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts, and SDBC became a "shell" corporation by December 31, 1986, and had no material operations until September, 1993. On September 21, 1993, SDBC acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gained controlling stockholder interest in the acquiring corporation (SDBC), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

     Enviro-Guard Corporation owns and markets a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. (Diatect), (incorporated in the State of Kansas in 1989). Diatect has developed and owns the rights to three EPA registered insecticides. Also in August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. (incorporated in the State of Kansas in 1982). The principal business activity of D.S.D., Inc., is the manufacturing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides.

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

     With the acquisition and subsequent divestiture of Actagro Acquisition, Inc. in 1993 and 1994, respectively, a comparison of prior periods with the three and six month periods ended June 30, 1995, is of limited benefit in understanding the Company's financial position.

Ability of the Company to Continue as a Going Concern

     For the six-month period ended June 30, 1995, the Company has incurred a consolidated net loss of $459,220. In addition, at June 30, 1995, current liabilities exceeded current assets by $1,200,074.

     During the first six months of 1995, the Company converted $261,860 in accrued salaries, marketing expenses and other liabilities to equity by offering shares of common stock. In the future, management anticipates the conversion of an additional $600,000 in debt (principally notes payable and accruals) to equity during fiscal years 1995 and 1996. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

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

Results from Operations

     During the fiscal quarter ended June 30, 1995, the Company had revenues of $263,064, cost of sales of $121,716, operating expenses of $302,172, other income of $12,937 and an income tax benefit of $30,534. These yielded a net loss of $117,353, compared to a net profit of $99,428 (which included Actagro) for the same period of 1994. The substantial portion of the second quarter 1995 loss was due to two factors: professional and consulting fees ($69,609), and depreciation and amortization ($60,754). The Company believes that many of the operating and administrative expenses associated with the second quarter loss were due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets. Because of liquidity difficulties, many expenses were paid through the issuance of common stock.

     For the six month period ended June 30, 1995, the company had consolidated revenues of $372,386. The net loss for the period totaled $459,220.

     Management is hopeful that once its products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.


Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of June 30, 1995, the Company's working capital deficit totaled $1,200,074 compared with $1,182,199 at December 31, 1994. The Company has current liabilities totaling $1,410,295 and no long term debt. At the end of 1994, current liabilities and long term debt were $1,261,626 and $120,228, respectively. During the second quarter of 1995, total liabilities increased $65,620. The Company's working capital deficit continues to have a direct correlation with the Company's inability to expand and market its products effectively.

     If the Company is unable to obtain some funds in the near future, it will not be able to continue in business. The Company, therefore, continues to seek working capital from several sources, including equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company does feel that it will increase revenues from operations as it moves from the development stage of its products, which has included lengthy and costly time in obtaining EPA approval. With Enviro-Guard's products in the market place and with adequate financial support, the Company anticipates revenues to offset on-gong expenses. The Company is uncertain, however, as to whether there will be sufficient revenues to cover prior years' obligations.

     As previously stated, the Company's lack of cash has dramatically affected its ability to effectively market Enviro-Guard's products. The marketing strategy require funds to be fully implemented. Accordingly, while the Company anticipates more revenue from its products than it has received in the past, it will not be as profitable as it could be with additional funding for full implementation of its marketing and promotional plans.


     Contract Signed

     On April 20, 1995, Diatect International, Inc. a subsidiary of the Company, entered into a marketing and sub-registration agreement with Organic Solutions, Inc. a Texas corporation. The Marketing and Sub-registration Agreement is for a period of two-years and allows Organic Solutions to sub-register 3 of Diatect's existing EPA approved product labels. During the term of the contract Organic Solutions is required to purchase twelve truck loads (approximately 40,000 lbs. per truckload) of product. In addition, Organic Solutions will pay costs associated with the packaging of the product.

                        SAN DIEGO BANCORP
           Consolidated Statement of Financial Position
            As of June 30, 1995 and December 31, 1994

                              ASSETS
                                            (Unaudited)
                                          June 30, 1995 December 31, 1994
                                      -----------------      -----------------
  CURRENT ASSETS
      Cash$                       16,261   $
      Accounts receivable                      109,182            17,980
      Advances to employees                        396               276
       Inventories                 77,882      57,882
       Prepaid expenses             6,500       3,289
                                      -----------------      -----------------
       Total Current Assets       210,221      79,427
                                      -----------------      -----------------

  PROPERTY, PLANT AND EQUIPMENT
      Building and Leasehold Improvements       27,119           314,218
       Mining property          4,405,467   4,440,543
       Equipment                  270,279     270,279
                                      -----------------      -----------------

      Total Property, Plant and Equipment    4,702,865         5,025,040
       Less accumulated depreciation           238,455           251,377
                                      -----------------      -----------------

      Net Property, Plant and Equipment      4,464,410         4,773,663
                                      -----------------      -----------------
  OTHER ASSETS
     Investment in EPA labels,
         net of amortization    3,657,084   3,804,364
       Notes receivable           250,000     250,150
       Deposits                       617         467
       Other assets                 1,009       1,029
                                      -----------------      -----------------
       Total Other Assets       3,908,710   4,056,010

 TOTAL ASSETS$                 8,583,341            8,909,100
                                      =================      =================
/TABLE

                        SAN DIEGO BANCORP
           Consolidated Statement of Financial Position
            As of June 30, 1995 and December 31, 1994

LIABILITIES AND STOCKHOLDERS' EQUITY

                                         (Unaudited)
                                        June 30, 1995 December 31, 1994
                                      -----------------      -----------------
  CURRENT LIABILITIES
       Accounts payable$          176,246$    165,474
       Bank overdraft                           1,847
       Dealer deposits             11,254      10,625
       Interest payable           102,706     113,090
       Income taxes payable        33,563      33,563
       Other accrued liabilities               136,100            29,134
       Notes payable              635,904     505,561
      Current portion of long-term debt        314,522           402,332
                                      -----------------      -----------------
       Total Current Liabilities             1,410,295         1,261,626
                                      -----------------      -----------------

  LONG-TERM LIABILITIES
      Long-Term debt,  less current portion                         120,228
                                                             -----------------
  DEFERRED TAX LIABILITY        1,301,723   1,458,563
                                      -----------------      -----------------
  COMMITMENTS

  MINORITY INTEREST               340,215     340,215
                                      -----------------      -----------------
STOCKHOLDERS' EQUITY
     Common stock, no - par value;
      20,000,000 shares authorized;
      10,280,408 and 6,394,953 shares
      issued and outstanding,
       respectively                          8,925,950         8,550,140
       Common stock subscribed                  83,500           197,450
       Accumulated deficit    (3,478,342) (3,019,122)
                                      -----------------      -----------------
       Total Stockholder's Equity            5,531,108         5,728,468
                                      -----------------      -----------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY$         8,583,341   $        8,909,100
                                      =================      =================

/TABLE

                        SAN DIEGO BANCORP
          CONSOLIDATED STATEMENT FOR OPERATIONS FOR THE
                THREE AND SIX MONTH PERIODS ENDED
                     JUNE 30, 1995 AND 1994

                                                          Three Months Ended                   Six Months Ended
                                                    June 30, 1995     June 30, 1994     June 30, 1995     June 30, 1994
                                                    -------------     --------------    -------------     --------------
    REVENUES$                    263,064$ 3,002,731$372,386$            4,882,681

    COST OF SALES                121,716  1,721,358 173,238 2,630,214
                                                    -------------     --------------    -------------     --------------
    GROSS PROFIT                 141,348  1,281,373 199,148 2,252,467
                                                    -------------     --------------    -------------     --------------

    OPERATING EXPENSES
         Salaries, wages and benefits     73,254     509,558   146,997    937,919
         Consulting               23,155 35,950      41,159   122,147
         Research and development        27,551    104,919
         Travel                    8,154 53,415      23,590   133,784
         Rent                      9,100 40,580      13,541    87,444
         Interest                 12,065133,257      32,242   228,765
         Utilities                 2,433 13,799       6,022    36,214
         Depreciation and amortization    60,754     112,630   123,377    225,269
         Business Development and Promotion   37,454     891    86,853      5,124
         Office                    9,057 89,112      18,323   166,017
         Taxes and licenses        1,750  1,746       4,443    11,578
         Professional fees        46,454108,875     115,557   196,859
         Bad debts                 9,891 10,683       9,891    17,038
         Repairs and maintenance   3,715 58,018       4,490    89,231
         Miscellaneous             4,936 24,881      21,464    66,122
                                                    -------------     --------------    -------------     --------------
              Total Operating Expenses   302,172   1,220,946   647,949  2,428,430
                                                    -------------     --------------    -------------     --------------

    INCOME (LOSS) FROM OPERATIONS      (160,824)      60,427 (448,801)  (175,963)

    OTHER INCOME (LOSS)
         Loss on sale of property                 (109,332)
         Interest Income           6,314 20,909       8,464    26,108
         Royalties                   629              1,119
         Miscellaneous             5,994 18,092       2,101    28,974
                                                    -------------     --------------    -------------     --------------
              Total Other Income (Loss)   12,937      39,001  (97,648)     55,082
                                                    -------------     --------------    -------------     --------------
(LOSS) BEFORE INCOME TAX
         BENEFIT               (147,887) 99,428   (546,449) (120,881)

    INCOME TAX BENEFIT            30,534             87,229
                                                    -------------     --------------    -------------     --------------
    NET INCOME (LOSS)$         (117,353)$99,428$  (459,220)$(120,881)
                                                    =============     ==============    =============     ==============
    NET (LOSS) PER SHARE (Primary)$(.013)       $       .014$   (.045)$     (.018
                                                    =============     ==============    =============     ==============

/TABLE

                        SAN DIEGO BANCORP
Consolidated Statement of Changes in Stockholders' Equity for the Three Month
               Periods ended June 30, 1994 and 1995

                                             Common Stock               Common Stock        Accumulated
                                       Shares          Amount            Subscribed           Deficit            Total
                                    ------------    ------------        ------------        ------------    ------------
    Balances as of March 31, 1994       6,601,953$  8,664,969$    684,418$   (1,469,068)$7,880,319

Stock Options exercised at prices
          ranging from $.75 to $2.00      318,842     330,559                        330,559

Investment in Emission Reduction
         Technology           647,290    250,000                250,000

    Conversion of Common Stock Subscribed 441,768     441,768   (441,768)             0

    Common Stock Subscribed              62,744     62,744

     Net Profit                         99,428      99,428
                                    ------------    ------------        ------------        ------------    ------------

     Balances as of June 30, 199510,280,408$8,925,950$83,500$(3,478,342)$     5,531,108



 Balances as of March 31, 1994       9,102,908  $ 8,801,825 $     83,500 $   (3,360,989)   $  5,524,336

Common Stock issued for Debt
   reduction at $.35 per share    97,500      34,125             34,125

Common stock issued for services
at $.06 to $.40 per share           1,080,000       90,000                            90,000

Net (Loss)                                                    (117,353) (117,353)
                                    ------------    ------------        ------------        ------------    ------------

Balances as of June 30, 1995       10,280,408   $8,925,950           $     83,500    $(3,478,342)   $  5,531,108
                                    ============    ============        ============        ============    ============

/TABLE

                        SAN DIEGO BANCORP
Consolidated Statement of Cash Flows for the Three and Six Month Periods Ended
                     June 30, 1995 and 1994

                                                          Three Months Ended                   Six Months Ended
                                                June 30, 1995       June 30, 1994      June 30, 1995       June 30, 1994
                                                -------------       -------------      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)$  (117,352)$     99,428$  (459,220)$  (120,881)
         Add items not requiring the use of cash:
     Depreciation, amortization and
            non-cash expenses   60,75475,128      99,826     173,314
         (Increase) in accounts receivable (60,232)   (464,111)    (91,202) (1,036,298)
         (Increase) decrease in advances(120)    (31,067)(120)   508
         (Increase) in interest receivable   (249)      (495)
        Decrease in income tax receivable           2,083     56,574
         (Increase) in inventories   (20,000)    (62,804)    (20,000)   (110,770)
        (Increase) decrease in deposits(150)             3,159
         (Increase) decrease in prepaid expenses   (6,000)     150,303     (6,500)  (70,986)
         Increase (decrease) in accounts payable    14,232   (284,204)      10,772 (325,832)
     Increase (decrease) in deferred tax
            liability         (65,338)         (156,840)
         (Decrease) in accrued compensation           (329,249)         (248,163)
         Increase (decrease) in interest payable     2,940      47,969    (10,384)    99,433
     Increase (decrease) in other accrued
           liabilities          54,590 (226)     107,5952,870
                                                -------------       -------------      -------------       -------------
    NET CASH FLOWS USED FROM OPERATING ACTIVITIES(136,676)   (796,999)   (522,914)(1,580,726)
                                                -------------       -------------      -------------       -------------
    CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquisition) reduction in property,
            plant and equipment 17,538    (12,567)     322,175   (129,854)
         (Increase) decrease in notes receivable150   (250,000)   150   (250,000)
         (Increase) reduction of intangibles 17,266     (2,269)34,532     (6,953)
                                                -------------       -------------      -------------       -------------

NET CASH FLOWS PROVIDED (USED) FROM INVESTING
         ACTIVITIES             34,954   (264,836)     356,857   (386,807)
                                                -------------       -------------      -------------       -------------

    CASH FLOWS FROM FINANCING ACTIVITIES
         Capital contributions 124,125   1,022,327     261,860   1,254,327
         Net proceeds from notes payable\          87,016     130,343     689,620
         Reduction of long term debt                 (208,038)
                                                -------------       -------------      -------------       -------------

NET CASH FLOWS PROVIDED (USED) FROM FINANCING
         ACTIVITIES            124,125   1,109,343     184,165   1,943,947
                                                -------------       -------------      -------------       -------------

    NET INCREASE (DECREASE) IN CASH    22,403      47,508      18,108    (23,586)

    CASH AT BEGINNING OF PERIOD(6,142)54,693     (1,847)     125,787
                                                -------------       -------------      -------------       -------------

   CASH BALANCE AT END OF PERIOD$     16,261$    102,201$     16,261    $ 102,201
                                                =============       =============      =============       =============
/TABLE

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

     None.


- ------------------------------------------------------------------------------
                    ITEM 5.  OTHER INFORMATION
- ------------------------------------------------------------------------------

     None.

- ------------------------------------------------------------------------------
            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------------

     (a)  Exhibits.

     Exhibit
         No.             Description
      -------                                   --------------
        10     Marketing and Sub-Registration Agreement dated April 20, 1995.

        27     Financial Data Schedule

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

                                            SAN DIEGO BANCORP
                       (Registrant)



Dated: July 31, 1996

               By /s/ DALE H CHRISTIANSEN
                  ---------------------------
     Dale H Christiansen, Chief Financial Officer and Director