Form 10QSB
period 1995-09-30
SAN DIEGO BANCORP
filed 1996-08-09
CIK 319124

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

For the quarterly period ended September 30, 1995

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


                                    (801) 467-5339

              (Registrant's telephone number, including area code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class               Outstanding as of September 30, 1995

                -----               ------------------------------------
     Common Stock, No Par Value                  10,280,408

EXPLANATORY NOTE: THIS REPORT IS BEING FILED ON OR ABOUT AUGUST 5, 1996, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND DOES NOT CONTAIN INFORMATION CONCERNING EVENTS OCCURRING SUBSEQUENT TO SEPTEMBER 30, 1995.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

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

     The unaudited balance sheet of the Company as of September 30, 1995, and the related audited balance sheet of the Company as of December 31, 1994, the unaudited related statements of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994, and the unaudited statement of stockholders' equity for the three month periods ended September 30, 1994 and 1995, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 1995, are not necessarily indicative of the results that can be expected for the year ending December 31, 1995.

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

     With the acquisition and subsequent divestiture of Actagro Acquisition, Inc. in 1993 and 1994, respectively, a comparison of prior periods with the three and nine month periods ended September 31, 1995, is of limited benefit in understanding the Company's financial position.

Ability of the Company to Continue as a Going Concern

     For the nine-month period ended September 30, 1995, the Company has incurred a consolidated net loss of $605,077. In addition, at September 30, 1995, current liabilities exceeded current assets by $1,152,553. During the first nine months of 1995, the Company converted $407,679 in accrued salaries, marketing expenses and other liabilities to equity by offering shares of common stock. In the future, management anticipates the conversion of an additional $600,000 in debt (principally notes payable and accruals) to equity during fiscal years 1995 and 1996. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

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

Results from Operations

     During the fiscal quarter ended September 30, 1995, the Company had revenues of $126,426, cost of sales of $87,501, operating expenses of $210,334, other income of $11,893 and an income tax benefit of $13,660. These yielded a net loss of $145,856, compared to a net loss of $481,135 (which included Actagro) for the same period of 1994. The substantial portion of the second quarter 1995 loss was due to two factors: the seasonal downturn in agriculture related product sales and depreciation and amortization expense ($67,761). The Company believes that many of the operating and administrative expenses associated with the third quarter loss were due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets.

     For the nine month period ended September 30, 1995, the company had consolidated revenues of $498,812. The net loss for the period totaled $605,077.

     Management is hopeful that once its Diatect products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.

Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of September 30, 1995, the Company's working capital deficit totaled $1,152,553 compared with $1,182,199 at December 31, 1994. The Company has current liabilities totaling $1,339,616 and no long term debt at September 30, 1995, a decrease of $70,682 from the end of the prior quarter.. At the end of 1994, current liabilities
and long term debt were $1,261,626 and $120,228, respectively.   The Company's
working capital deficit continues to have a direct correlation with the Company's inability to expand and market its products effectively.

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

     During the three month period ended September 30, 1995, Organic Solutions has obtained EPA sub-registration approval for Diatect International's products and has begun the process of registering the sub-registered products in the individual states.

FINANCIAL STATEMENTS
                                  SAN DIEGO BANCORP
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  (Unaudited)      December 31,
                                                 Sept. 30, 1995        1994
                                                 --------------   --------------
                                       ASSETS
CURRENT ASSETS
  Cash                                             $     10,335
  Accounts receivable                                    83,774           17,980
  Advances to employees                                     396              276
  Inventories                                            85,391           57,882
  Prepaid expenses                                        7,167            3,289
                                                   ------------     ------------
          Total Current Assets                          187,063           79,427
                                                   ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
  Building and Lease Hold Improvements                   27,119          314,218
  Mining property                                     4,387,929        4,440,543
  Equipment                                             270,281          270,279
                                                   ------------     ------------
          Total Property, Plant and Equipment         4,685,329        5,025,040
  Less accumulated depreciation                         242,835          251,377
                                                   ------------     ------------
  Net Property, Plant and Equipment                   4,442,494        4,773,663
                                                   ------------     ------------
OTHER ASSETS
  Investment in EPA labels, Net of amortization       3,583,444        3,804,364
  Notes receivable                                      250,000          250,150
  Deposits                                                  150              467
  Other assets                                            1,009            1,029
                                                   ------------     ------------
          Total Other Assets                          3,834,603        4,056,010
                                                   ------------     ------------
TOTAL ASSETS                                       $  8,464,160     $  8,909,100
                                                   ============     ============


                              SAN DIEGO BANCORP
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  (Unaudited)      December 31,
                                                 Sept. 30, 1995        1994
                                                 --------------   --------------
                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                 $    166,257     $    165,474
 Bank overdraft                                              -            1,847
 Dealer deposits                                        11,288           10,625
 Interest payable                                      115,494          113,090
 Income taxes payable                                   33,563           33,563
 Other accrued liabilities                              52,588           29,134
 Notes payable                                         645,904          505,561
 Current portion of long-term debt                     314,522          402,332
                                                   -----------      -----------
         Total Current Liabilities                   1,339,616        1,261,626
                                                   -----------      -----------
LONG-TERM LIABILITIES
 Long-Term debt, less current portion                        -          120,228
                                                   -----------      -----------

DEFERRED TAX LIABILITY                                1,253,258        1,458,563
                                                   -----------      -----------
COMMITMENTS                                                  -                -

MINORITY INTEREST                                      340,215          340,215
                                                   -----------      -----------
STOCKHOLDERS' EQUITY
 Common stock, no par value; 20,000,000 shares
  authorized; 10,280,408 and 8,203,267 shares
  issued and outstanding, respectively               8,925,950        8,550,140
 Common stock subscribed                               229,319          197,450
 Accumulated deficit                                (3,624,198)      (3,019,122)
                                                   -----------      -----------
 Total Stockholder's Equity                          5,531,071        5,728,468
                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 8,464,160      $ 8,909,100
                                                   ===========      ===========

                                SAN DIEGO BANCORP
           CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE
                     MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                    SEPT. 30,       SEPT. 30,        SEPT. 30,       SEPT. 30,
                                                      1995           1994              1995            1994
                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                                 ------------     ------------     ------------    ------------
REVENUES                                          $  126,426       $  898,365       $  498,812      $5,781,046

COST OF SALES                                         87,501          519,008          260,739       3,149,222
                                                  ----------       ----------       ----------      ----------
GROSS PROFIT                                          38,925          379,357          238,073       2,631,824
                                                  ----------       ----------       ----------      ----------

OPERATING EXPENSES
 Salaries, wages and benefits                         67,761          225,024          214,758       1,162,943
 Consulting                                            1,900           80,767           43,059         202,914
 Research and development                                              32,522                          137,441
 Travel                                                8,870           61,301           32,460         195,085
 Rent                                                  3,800           33,653           17,341         121,097
 Interest                                             12,810          138,367           45,052         367,132
 Utilities                                             3,100           23,283            9,122          59,497
 Depreciation and amortization                        60,754          141,828          184,131         367,097
 Business Development and Promotion                    3,424            5,069           90,277          10,193
 Office                                                8,088           63,089           26,411         229,106
 Taxes and licenses                                   16,882           14,931           21,325          26,509
 Professional fees                                     4,196           23,928          119,753         220,787
 Repairs and Maintenance                               2,848           13,548            7,338         102,779
 Miscellaneous                                        15,901           53,261           47,256         136,421
                                                   ---------       ----------       ----------      ----------
     Total Operating Expenses                        210,334          910,571          858,283       3,339,001
                                                   ---------       ----------       ----------      ----------

OPERATING (LOSS)                                    (171,409)        (531,214)        (620,210)       (707,177)

OTHER INCOME (LOSS)
 Gain (loss) on sale of property                       1,473                          (107,859)
 Interest/Income                                       4,062           32,343           12,526          58,451
 Miscellaneous                                         6,358           17,736            9,577          46,710
                                                   ---------       ----------       ----------      ----------
     Total Other Income (Loss)                        11,893           50,079          (85,756)        105,161
                                                   ---------       ----------       ----------      ----------
(LOSS) BEFORE INCOME TAX BENEFIT                    (159,516)        (481,135)        (705,966)       (602,016)

INCOME TAX BENEFIT                                    13,660                           100,889
                                                   ---------       ----------       ----------      ----------
NET (LOSS)                                         $(145,856)      $ (481,135)      $ (605,077)     $ (602,016)
                                                   =========       ==========       ==========      ==========

NET (LOSS) PER SHARE (Primary)                     $   (.014)      $    (.059)      $   (.0059)     $    (.082)
                                                   =========       ==========       ==========       =========



                             SAN DIEGO BANCORP
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTH
            PERIODS ENDED SEPTEMBER 30, 1994 AND 1995

                                    Common Stock         Common Stock   Accumulated
                               Shares        Amount       Subscribed      Deficit        Total
                             -----------   -----------   ------------   -----------   -----------

Balances as of June 30,
 1994                         8,009,853    $ 9,687,296   $  305,394     $(1,369,640)  $ 8,623,050

Stock Options exercised at
 prices ranging from $.50
 to $1.50                       225,826        214,195                                    214,195

Conversion of Common Stock
 Subscribed                     109,225        130,197      (130,197)                           0

Net (Loss)                                                                 (481,135)     (481,135)
                             ----------     ----------    ----------     ----------    ----------
Balances as of September
 30, 1994                     8,344,904    $10,031,688       175,197     (1,850,775)    8,356,110
                             ==========    ===========    ==========     ==========    ==========



Balances as of June 30,
 1995                        10,280,408    $ 8,925,950    $   83,500    $(3,478,342)  $ 5,531,108

Common Stock Subscribed
 for accrued salaries,
 wages and marketing expense                                 145,819                      145,819

Net (Loss)                                                                 (145,856)     (145,856)
                             ----------     ----------    ----------     -----------   ----------
Balances as of September
 30, 1995                    10,280,408     $8,925,950    $  229,319    $(3,624,198)  $ 5,531,071
                             ==========    ===========    ==========     ==========    ==========



                              SAN DIEGO BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTH
            PERIODS ENDED SEPTEMBER 31, 1995 AND 1994

                                                           FOR THE                          FOR THE
                                                 THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                                     1995             1994            1995             1994
                                                  (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                 ------------     ------------    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $ (145,856)      $ (481,135)     $(605,076)       $(602,016)
 Add items not requiring the use of cash:
  Depreciation, amortization and non-cash
   expenses                                            60,754          141,828        160,580          315,142
 (Decrease) increase in accounts receivable            25,408        1,054,443        (65,774)          18,145
 (Increase) decrease in advances                                        (1,000)          (120)            (492)
 (Increase) in interest receivable                                        (253)                           (748)
 (Increase) decrease in income tax receivable                           (8,188)                         48,386
 (Increase) decrease in inventories                    (7,509)          50,087        (27,509)         (60,683)
 (Increase) decrease in deposits                         (200)                          2,939
 (Increase) decrease in prepaid expenses                                12,405         (6,500)         (58,581)
 Increase (decrease) in accounts payable               (9,989)          19,185            783         (306,647)
 (Decrease) in deferred tax liability                 (48,465)                       (205,305)
 (Decrease) in accrued compensation                   (94,477)        (119,142)       (94,477)        (367,305)
 Increase (decrease) in interest payable               12,788           (1,301)         2,404           98,132
 Increase (decrease) in other accrued liabilities      10,999           (7,306)       118,594           (4,436)
                                                   ----------       ----------     ----------        ---------
NET CASH FLOWS USED FROM OPERATING ACTIVITIES        (196,547)         659,623       (719,461)        (921,103)
                                                   ----------       ----------     ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 (Acquisition) reduction in property,
  plant and equipment                                  17,536         (184,745)       339,711         (314,599)
 (Increase) decrease of notes receivable                                (4,229)           150         (250,000)
 (Increase) reduction of intangibles                   17,266                          51,798          (11,182)
                                                   ----------       ----------     ----------        ---------
NET CASH FLOWS PROVIDED (USED)
 FROM INVESTING ACTIVITIES                             34,802         (188,974)       391,659         (575,781)
                                                   ----------       ----------     ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributions                                145,819          344,392        407,679        1,598,719
 Net proceeds (reductions) from notes payable          10,000         (798,202)       140,343         (108,582)
 (Decrease) in long term debt                                                        (208,038)
                                                   ----------       ----------     ----------        ---------
NET CASH FLOWS PROVIDED (USED) FROM
 FINANCING ACTIVITIES                                 155,819         (453,810)       339,984        1,490,137
                                                   ----------       ----------     ----------        ---------
TOTAL INCREASE (DECREASE) IN CASH                      (5,926)          16,839         12,182           (6,747)

CASH AT BEGINNING OF PERIOD                            16,261          102,201         (1,847)         125,787
                                                   ----------       ----------     ----------        ---------
CASH AT END OF PERIOD                              $   10,335       $  119,040     $   10,335        $ 119,040
                                                   ==========       ==========     ==========        =========


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

     None.


- ------------------------------------------------------------------------------
                           ITEM 5.  OTHER INFORMATION
- ------------------------------------------------------------------------------

     None.

- ------------------------------------------------------------------------------
                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------------

     (a)     Exhibits.

     Exhibit
       No.              Description
     -------            -----------
       27               Financial Data Schedule

     (b)     Reports on Form 8-K.

     None.

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

                                          SAN DIEGO BANCORP
                                          (Registrant)



Dated: July 31, 1996                      By/s/DALE H. CHRISTIANSEN
                                         ------------------------------------
                                            Dale H Christiansen,
                                            Chief Financial Officer