Form 10KSB
period 1995-12-31
SAN DIEGO BANCORP
filed 1996-09-05
CIK 319124

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-KSB
(Mark One)
  [x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1995
                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to __________

                 Commission File number:  0-10147
                                          -------
                 APPLIED EARTH TECHNOLOGIES, INC.
                   (formerly SAN DIEGO BANCORP)
        (Exact name of registrant as specified in charter)

             California                                   95-355578
             ----------                                   ---------
(State or other jurisdiction                (I.R.S. Employer Identification
No.)
of incorporation or organization)

3335 South 900 East, Suite 230, Salt Lake City, Utah                    84106
- ----------------------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

  Issuer's telephone number, including area code:  (801) 467-5339

    Securities registered pursuant to section 12(b) of the Act:
       Title of each className of each exchange on which registered
              None                                    N/A
               ----                                    ---
   Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, No Par Value
                    -------------------------
                         (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [  ] No [X] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State the issuer's revenues for its most recent fiscal year:$793,022

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. At December 31, 1995, the aggregate market value of the voting stock held by nonaffiliates was $245,146. The average of the bid and asked price of such stock on December 31, 1995, was $0.045 per share.

     At December 31, 1995, the registrant had 10,805,408 shares of common stock, no par value, issued and outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

- -----------------------------------------------------------------------------
                         TABLE OF CONTENTS
- -----------------------------------------------------------------------------


ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS . 15
PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 7. FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . 18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 18
PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . 19

ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . 23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . 29
PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . 30

                               PART I
- -----------------------------------------------------------------------------
                         ITEM 1.  BUSINESS
- -----------------------------------------------------------------------------

     ON AUGUST 22, 1996, SAN DIEGO BANCORP CHANGED ITS NAME TO APPLIED EARTH TECHNOLOGIES, INC. THIS REPORT IS BEING FILED ON OR ABOUT SEPTEMBER 4, 1996, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE READER SHOULD RELY ON REPORTS FOR LATER PERIODS WHICH ARE EXPECTED TO BE FILED ON OR BEFORE SEPTEMBER 15, 1996.

General

     San Diego Bancorp ("the Company") was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, the Company incurred substantial losses and, during 1986, management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts. The Company became a "shell" corporation by December 31, 1986, and had no material operations until September, 1993. On September 21, 1993, the Company acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30,
1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gained controlling stockholder interest in the acquiring corporation (the Company), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May 1991. When referred to herein, the Company includes all of its subsidiaries.

     Enviro-Guard Corporation has, through its subsidiaries, developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. ("Diatect"), a Kansas corporation. Diatect has developed and owns the rights to three Environmental Protection Agency ("EPA") registered insecticides. Also in August 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. ("D.S.D.", a Kansas corporation. The principal business activity of D.S.D. is the marketing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides. Dr. Scratch Company, Inc., a subsidiary of D.S.D., manufactures cattle dusters, mineral feeders and animal-actuated insecticide applicators. When referred to herein, Enviro-Guard includes all of its subsidiaries.

     The Company has developed a variety of insecticides which utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas widely used conventional chemical synthesized insecticides are composed of highly dangerous, toxic chemicals that seep into the water table and are washed into rivers and lakes contaminating water and soil for decades, the Company's products are composed of natural elements such as diatomaceous earth ("DE") and pyrethrin, which degrade, leaving the environment unharmed. DE and pyrethrin have been used separately for years as alternatives to hazardous chemical insecticides, but were not as effective in treatment. By combining DE and pyrethrin in its products, the Company has achieved a synergy leading to far more effective insecticides than DE or pyrethrin individually.

     The Company has obtained EPA registrations and labels necessary for the production and marketing of their insecticides. The approval by the EPA of the Company's labels is significant due to the time and cost associated with EPA approval which can take years and cost millions of dollars. Due to the time it took to obtain EPA approval, Enviro-Guard did not begin the commercial marketing of its products until late 1993.

     On December 18, 1992, Enviro-Guard Corporation completed negotiations to acquire 90.14% of the outstanding common stock (891,250 shares) of White Mountain Mining and Manufacturing, Inc. ("White Mountain"), an Idaho Corporation. White Mountain owns 83 unpatented BLM mining claims located in Malheur County, Oregon. The purpose of this mining property acquisition is for the Company to have a source of insecticidal-quality DE, an important organic ingredient for the Company's products.

     On December 30, 1993, the Company acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., ("Actagro") (formerly Actagro, Inc.), a California corporation. Actagro manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley. This acquisition carried high debt load and Actagro did not meet its required net income commitment. Consequently, on December 6, 1994, the Company divested itself of Actagro. In the divestiture, the shareholders of Actagro returned 784,937 shares of the Company common stock for cancellation.

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

     During 1994, the worldwide market for pesticides grew by 10% to a total of $27.8 billion as the total amount of acreage planted continued to increase in the United States and the world. Pesticide consumption in dollar terms is expected to grow 4.4% per year during 1993-2003, compared with 3% during 1983-93. Agriculture is the largest end-user sector for insecticides, followed by commercial, industrial, home, garden and government applications.
Within each of these sectors are numerous markets.   For example, the retail
nursery green good sales increased 10% to $15.2 billion. Every $1.00 of green good sales results in the sale of $3.00 worth of tools, fertilizers, and insecticides. The United States spends approximately $500 million annually to kill cockroaches, with Virginia alone spending an estimated $60,000,000 annually.

     Four markets---corn, cotton, vegetables, and fruit and nuts---account for 78% of the U.S. insecticide market. Japan is the second-largest market for pesticides in the world, by sales. Insecticides are the leading product category in the pesticide market, with 34% of the Japanese market. Western European insecticide sales amount to approximately 15% of total world insecticide sales. France, Spain and Italy are key markets for insecticides in Western Europe. Export demand for insecticide products take 59% of U.S. insecticide production. Export demand is expected to remain strong.

     A recent Gallup poll reported that 92% of farmers want to use safer pesticides and 66% favored tougher enforcement of pesticide misapplication penalties.

     The nature of synthesized chemical pesticides has caused concern among the public and regulators particularly over the pesticides persisting in the environment, accumulating in soil and ground water and affecting surrounding wildlife such as fowl and fish. These concerns have led the EPA to require stricter guidelines on new pesticides. Additionally, the EPA has, in many instances, ordered new tests for previously approved products which must now meet the newer, more stringent standards. The additional testing is resulting in some companies electing to remove existing products from the market rather than subject the products to the newer standards.

     In the past five years, chemical companies have voluntarily dropped the registration of 28 active ingredients and 5,000 pesticide products that were in use at the time of cancellation. Additionally, since insecticides were first used in the 1940's, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products. Insecticide resistance now costs an estimated $1.4 billion a year in crop losses in the United States alone.

Products

     The cost and time associated with EPA approval has delayed the Company's entry into the market place until the latter part of 1993. Consequently, the Company has yet to receive wide spread acceptance of its product; however, test marketing has shown positive signs. The Company markets and sells its products under the trade names Results, Diatect, and Dr. Scratch.

     The active ingredients used in the Company's products are DE, pyrethrin and piperonyl butoxide. DE is a naturally occurring mineral deposit resulting from microscopic single-celled plants called diatoms which took the minerals from the water and created protective shells for themselves. As they died and their shells drifted to the bottom of the sea beds, vast deposits were created. One of the numerous uses for DE is as a natural insecticide, since it causes severe mechanical cutting damage to insects akin to the damage of broken glass swallowed by humans.

     DE is taken from the earth and ground into a usable dust. It is, basically, an inert dust which does not react with other chemical compounds to form a new insecticidal compound. There are many varieties of diatoms, and the preponderance of the type in any given deposit gives that deposit certain characteristics. In the case of nontoxic insecticides, certain qualities make it possible to kill insects without harming animals, plants or humans. These rare deposits furnish a material that has two very important characteristics:

(1) when fractured, the particle edges are very sharp and (2) each tiny particle has the ability to absorb liquid. In addition to cutting the covering of an insect's shell to cause dehydration, DE also absorbs the insect's covering and bodily fluids of the insect, further causing dehydration and eventual death. Moreover, DE causes extensive trauma to insects, both internally and externally. In order to not reduce or nullify its effectiveness as an insecticide, DE must be free of significant impurities. DE by itself can be used as an insecticide, but is generally slow to reduce insect populations and thus has limited effectiveness, especially against fast-breeding insects. For this reason, the Company's products combine DE with pyrethrin.

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

     Piperonyl Butoxide ("PBO"), an extract originally discovered in a variety of sassafras, has since been synthesized and made available in quantities greater than possible from plants. While early studies suggested that PBO is itself a natural insecticide, it is its use as a synergist that is particularly exciting and useful. A synergist is not generally considered toxic or insecticidal, but is a material used with insecticides to synergize or enhance the activity of the insecticides. PBO is the synergist used in the Company's products. It enhances the action of the fast knockdown provided by pyrethrin. Basically, PBO binds oxidative enzymes and prevents them from degrading the pyrethrin. Combined with small amounts of pyrethrin, it affords a rapid knockdown, a greater mortality, and a longer residual
action than pyrethrin by itself.   PBO has been found to be safe and free of
any normal hazards of toxicity. It is well tolerated in large quantities by warm-blooded animals. Because PBO is substantially less expensive than pyrethrin, its use allows the Company to offer more economically priced products.

     The Company combines DE, pyrethrin and PBO by using surfactants to insure a good mix and greatly increase effectiveness and persistence. The combination of these active ingredients results in a compound much more effective than each ingredient individually. When using the ingredients together, DE breaks down the chitin, allowing the pyrethrin to act on the insects' nerve cells directly. The pyrethrin does not evaporate as quickly and is released for hours rather than minutes. PBO is used to increase the effectiveness of pyrethrin by as much as ten times.

     The Company's products consist of:

     Diatect D-20 Insecticide, EPA Registration No. 42850-1, Indoor Insecticide. Controls roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects. Use under sinks, behind furniture, in air vents, under tile, stairwells, and basements.

     Diatect Multi-Purpose Insecticide, EPA Registration No. 42850-2. Distributed in the agriculture market, the largest end-user market for insecticides; commercial; industrial; and government markets as Diatect Multi-Purpose Insecticide. This insecticide is approved by the EPA for use in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc., under the least hazardous classification and is effective on a wide variety of insects. The insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

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

          Results Rose and Floral. Protects azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, and many other plants. Destroys insects such as mealybugs, fruit flies, white flies, and caterpillars that ruin the beauty of garden flowers and plants.

          Results Fire Ant Insecticide. Applying the insecticide directly to the fire ant mounds, provides quick, effective control in eliminating these aggressive, dangerous pests. Each year 10,000 Americans seek hospital treatment for venomous fire ant stings and two of those people die. Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior.

     The Company believes, Diatect and Results are far more effective than major competitive synthetic chemical products.

     Diatect Pet Powder, EPA Registration No. 42850-3. To be marketed on a retail basis under the trade name "Results."

          Results Pet Powder. Protects dogs, cats and other pets against fleas, ticks, and lice infestation. Can be applied directly on pets and on their sleeping areas without the fear of using potentially harmful chemicals.

     Dr. Scratch is a line of cattle dusters, mineral feeders and animal-actuated insecticide applicators marketed to livestock growers. Competitor's dusters are available which apply dust to animals' hair but they lack the feature of applying the ultra-fine dust to the skin through the massaging of the applicator tube. This feature is unique to Dr. Scratch dusters.

Regulatory Approval

     All insecticides, in general, purchased in stores today must, by law, have EPA-approved labels that disclose various required information about the product. These insecticide labels provide an extensive amount of information and indicate that the insecticide has been tested, evaluated, and regulated by the EPA. In fact, no insecticides can be legally registered, much less sold, without going through these procedures.

Toxicity
     Toxicity is the quality, state or degree of being poisonous. All too often people think of toxicity as poisoning that is caused by ingesting a small amount of some substance. However, almost any chemical is potentially toxic given enough of it and the right circumstances. In fact, every homeowner has cabinets in their bathroom, kitchen, or garage that contain bottles of substances, that if ingested, inhaled, or spread on the skin, may cause harm. Even something as seemingly innocuous as table salt, is potentially toxic, if sufficiently large quantities are ingested.

     Toxicity is usually expressed as the lethal dose or LD50. The LD50 denotes the amount (single dosage of the substance by mouth) in milligrams per kilogram of body weight required to kill 50% of a group of test animals. LD50 denotes the potency of a substance; the lower the number, the less of that substance is required to kill an animal. Conversely, the higher the number, the more of that substance is required. For example, the LD50 for table salt is 3,300 (mg/kg) and for aspirin the LD50 is 750 (mg/kg). The LD50's of different substances can be easily compared and are represented on insecticide labels by the signal words DANGER or POISON, WARNING, or CAUTION. These signal words are associated with different ranges of LD50's and hence different degrees of toxicity as listed in the table below.

Toxicity Category                 Signal Words (required on             Oral LD50          Probable Lethal
                                 an insecticide label by EPA)            (mg/kg)           Adult Human Dose <F1>
- -----------------                ----------------------------           ----------        -------------------------
I--Highly Toxic                  DANGER or POISON, plus skull             0 to 50         A few drops to 1 teaspoon
                                  and crossbones symbol
II--Moderately Toxic             WARNING                                 50 to 500        1 teaspoon to 2 teaspoons
III--Slightly Toxic              CAUTION                                500 to 5,000      1 ounce to 1 pint (1 pound)
IV--Almost non-toxic             CAUTION                               more than 5,000    1 ounce to 1 pint (1 pound)

<F1>  Toxicity of Insecticides and Determining the LD50,"  Kenneth J. Stein and F. William Ravlin, Department of
Entomology, Virginia Polytechnic Institute and State University, 1995

     Oral toxicity testing on the Company's Products resulted in an LD50 of more than 5,000 mg/kg. The oral toxicity for the product is less than that for table salt or aspirin. (Because the product was mildly irritating to the eyes of New Zealand rabbits, the product does carry the Level III Signal Word "Caution" with the appropriate wording. However, it is of importance to note that this wording is because of the irritation to the eyes of the rabbits not the oral or dermal toxicity of the product.)

     As previously stated, all new insecticides must be "registered" with the EPA, which specifies the conditions of their use as part of its mandate under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). An insecticide user or manufacturer who fails to comply with FIFRA restrictions risks enforcement actions from both the EPA and state authorities, including, but not limited to, suspended product sales and fines. The Company's products comply with FIFRA restrictions and are registered with the EPA.

     The pesticide regulatory program instituted by Congress and implemented by the EPA is having a profound effect on the availability of old as well as new synthetic chemical pesticides. Many of the old pesticides were registered before their long-term health and environmental effects were fully understood. In 1972, Congress decreed that the EPA should reexamine the risks of all active ingredients in pesticides registered before modern testing methods became available. In 1988, impatient with the slow pace of the registration program, Congress imposed timetables on the EPA and levied fees on chemical companies wishing to re-register their products.

     Although the EPA has banned relatively few pesticides in recent years, the impact of Congress' action has been significant. As stated above, chemical companies have voluntarily dropped registration of 28 active ingredients and 5,000 pesticide products that were in use at the time of cancellation over the past 5 years. The cost of developing a new chemical for registration has also risen enormously in recent years, partially because of expensive tests required to show that the chemical poses low environmental and human health risks. The typical pesticide is put through more than 100 tests and approval can take more than three years. Once approved, labeling instructions must be followed for proper use, handling, storage and disposal.

     The effect of these tighter restrictions and the removal of these active ingredients is to open the door for the Company and its products. The market for the Company's environmentally-safe products broadens with each synthetic chemical insecticide taken off the shelf.

Competition

     The principal players in the U.S. plant care industry, particularly the insecticide industry, are major companies such as Dow, DuPont, Monsanto, Shell Oil and Ortho. Those companies all have more extensive resources than the Company and have established product recognition and following. The Company believes, however, that by focusing on the non-synthetic insecticides, it will be able to acquire a market niche which has not been a focus of the larger, better established companies. There is no assurance, however, that the Company will be able to establish this niche or that, even if the Company is successful, the larger companies will not enter into this niche with their extensive resources which the Company may not be able to compete against.

     The Company believes it has an advantage in the products and market niche it has identified in that it has already obtained EPA approval of its products and labels. The EPA approval is important due to the time and cost associated with receiving such approval which can take years and costs of millions of dollars.

Management Changes

     In February 1995, James Dayley resigned as President of the Company. Both he and Dale Christiansen resigned their positions on the Board of Directors at the same time. Mr. Christiansen continued with the Company as Chief Financial Officer. Mr. George H. Henderson became President of the Company on an interim basis until another Company president could be found. Additions to Mr. Robert Crouch on the Board of Directors included Mr. Henderson, John L. Runft, Michael P. McQuade and Elwynn S. Hewlett, Jr.
     In August 1995, Dennis P. Nielsen joined the Board of Directors.

     In October 1995, Mr. Ross S. Wolfley was hired by the Company as President, CEO and member of the Board of Directors. Additionally, Mr. Elwynn S. Hewlett, Jr. became Chairman of the Board of Directors. Mr. Henderson resigned as President of the Company, but continued as a member of the Board of Directors.

Offices

     The Company and its subsidiary Enviro-Guard maintain their administrative offices at 3335 South 900 East, Suite 230, Salt Lake City, while the Company's subsidiaries D.S.D. and Diatect maintain administrative offices on East Highway 36, Smith Center, Kansas. Production facilities are located on East Highway 36, Smith Center, Kansas, and 108 East Schoolhouse Road, Lebanon, Kansas. (See ITEM 2. PROPERTIES.)

Employees

Name of Company     No. of Employees    Position       Full-time     Part-time
- ---------------     ----------------    --------       ---------     ---------
San Diego<F1>              3            Officers           3           N/A
Enviro-Guard               1            Other              1           N/A
D.S.D. and Diatect         7          2 Officers/5 Other   7           N/A
White Mountain             -             N/A              N/A          N/A

<F1> Two of the Company's three officers and directors are also employees of Enviro-Guard.


- ---------------------------------------------------------------------------
                       ITEM 2.  PROPERTIES
- ---------------------------------------------------------------------------

     The Company's properties are as follows:

Purpose                Location             Acreage/Sq. Ft.  Lease/Own  Description
- -----------------    -----------            ---------------  ---------  -----------
San Diego Bancorp   3335 South 900 East
and Enviro-Guard    Suite 230
Administrative      Salt Lake City, UT      1,000 sq. ft.   Lease       Brick
Offices

D.S.D. and Diatect  East Highway 36         4,000 sq. ft.   Own         Brick
Administrative      Smith Center, KS

D.S.D. and Diatect  East Highway 36         10,000 sq. ft.  Own         Metal/Quonset
Manufacturing,      Smith Center, KS
and Warehouse

D.S.D. and Diatect  108 E. Schoolhouse Rd   25,000 sq. ft.  Own         Brick
Production          Lebanon, KS
Facilities

White Mountain
Mining Claims       Malheur County, OR      83 Claims       Own     Unpatented
                                                                    Placer

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

     The Company has not obtained title opinions with respect to the claims and may acquire other claims without a title opinion. If the Company should experience a failure to title, cost of action, acquisition, and investigation may be lost.

- ---------------------------------------------------------------------------
                   ITEM 3.  LEGAL PROCEEDINGS
- ---------------------------------------------------------------------------

     On July 22, 1994, a civil complaint was filed by Gruntal & Co., Incorporated, in U.S. District Court Southern District of New York against the Company and other individuals and related entities, including James Dayley, a former officer and director and the Company and Robert Crouch, a director of the Company, alleging violations of the federal securities anti-fraud provisions and RICO statutes. Gruntal & Co. Inc. is seeking damages of approximately $7.3 million against all defendants, which included $1,389,432 in treble damages and $5 million in punitive damages. The action centers around the alleged activities of one of the Company's shareholders and his purported dealings with a registered representative of Gruntal & Co., Inc. and various other individuals and entities unknown to the Company and its officers and directors. Gruntal & Co., Inc., is a securities broker/dealer that made a market in the Company's common stock. The Company, Mr. Dayley and Mr. Crouch deny any complicity and have filed an answer to the complaint denying the allegations and any wrong doing as the allegations relate to themselves and the Company. The circumstances are the subject matter of the counterclaim of the Company in the United States District Court for the Southern of New York, Case No. 94 CIV 5366
(PKL), entitled Gruntal & Company, Inc. v. San Diego Bancorp, et al.; San Diego Bancorp v. Gruntal & Company, Inc., and David Gorobetz. On June 18, 1996, the Court dismissed the Company's counterclaim on the ground that it had failed to allege one of the key elements of tortious interference.
This ruling came as a surprise to all defense counsel and appears to be overly constricted and technical and prevents the Company from conducting discovery to flesh out its allegations. The Company, through its New York counsel, has sought certification for an interlocutory appeal of the Court's dismissal of the counterclaim. The Company believes it has a viable counterclaim against Gruntal. In any event, the Company should be allowed to amend the counterclaim to overcome any technical deficiencies. As a result of the Court's dismissal of the Company's counterclaim and the petition for certification of an interlocutory appeal of said dismissal, the resolution of this case appears to have been postponed indefinitely.
It is to be noted, however, that the Plaintiff has not vigorously prosecuted this case and most of the activity has been on the part of the Company in seeking to establish a counterclaim against Gruntal. It is doubtful that any serious effort to settle this case will take place until the issue of the Company's counterclaim is determined.

     On October 27, 1995, the Company and its subsidiaries filed litigation in the Kansas District Court for the 17th Judicial District and for the County of Smith, in Smith Center, Kansas against A.E. Smith, the former owner and president of the three Kansas subsidiary corporations, on grounds of fraud, breach of contract, rescission and restitution, and breach of fiduciary duty, in action entitled San Diego Bancorp, Enviro-Guard Corporation, D.S.D., Inc., Diatect International, Inc., and Doctor Scratch Co., Inc. v. A.E. Smith, Case No. 95-C. On March 15, 1996, following court ordered mediation, the Court entered an order approving a settlement between the parties as resolving the issues of the litigation and retaining jurisdiction until the settlement agreement's conditions were fully performed. As a result of the litigation, any and all cloud on the title of the Company's subsidiaries, or their respective assets, was removed. In the settlement, Mr. Smith received a note for $415,000. In turn, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The settlement also calls for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company. As of August 1996, the balance owed to Mr. Smith is approximately $165,000, due in early 1997.

     On July 19, 1996, John Wilding of Orem, Utah, filed an action against the Company and Enviro-Guard Corporation for collection on a delinquent promissory note; Wilding v. San Diego Bancorp, et al., Case No. 960400489 CN in the Fourth Judicial District in and for Utah County, State of Utah. Although Enviro-Guard Corporation is not a co-maker or endorser of the note, stock of one of Enviro-Guard Corporation's subsidiaries, White Mountain Mining and Manufacturing, Inc., stock certificates nos. 1, 2, 4,

14, 15, and 16 were delivered to Wilding, unendorsed and without stock powers, representing a majority (705,873 shares) of the total outstanding stock of White Mountain Mining and Manufacturing, Inc. (1,000,000), as security for the note. Other than the reference in the note to said stock serving as collateral to secure the note, there is no separate security or pledge agreement relating to said stock serving as security for the note. The cause of action brought by Wilding is for a money judgment and does not involve a judicial foreclosure on the stock securing the note. The Company and Enviro-Guard Corporation have appeared in the action, but have not answered the complaint pending negotiations for a new payment schedule on the note. The parties to the litigation are negotiating this matter in an effort to find a solution, perhaps by amending the terms of the note. The Company believes this matter will be amicably resolved over time.

- ---------------------------------------------------------------------------
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- ---------------------------------------------------------------------------

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of fiscal year ended December 31, 1995.


                             PART II

- ---------------------------------------------------------------------------
 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ---------------------------------------------------------------------------

     The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by a weekly reporting service and according to the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to October 1, 1993, and subsequent to the Company's fiscal year ended December 31, 1986, there was no "established trading market" for shares of the Company's common stock. At December 31, 1995, the Company's common stock had a high of $0.06 and a low of $0.03. All bid prices below have been rounded to the nearest whole cent.

                                                         Bid Prices
                                                         ----------
     Fiscal Year Ended December 31, 1994
     -----------------------------------
     First Quarter                                    $7.00     $0.50
     Second Quarter                                   $7.50     $1.50
     Third Quarter                                    $1.00     $0.16
     Fourth Quarter                                   $0.56     $0.13

     Fiscal Year Ended December 31, 1995
     -----------------------------------
     First Quarter                                    $0.50     $0.19
     Second Quarter                                   $0.31     $0.06
     Third Quarter                                    $0.56     $0.06
     Fourth Quarter                                   $0.31     $0.03

     The Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors.
     At December 31, 1995, the Company had 682 shareholders of record based on information provided by the Company's transfer agent.

- ---------------------------------------------------------------------------
        ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                       PLAN OF OPERATION
- ---------------------------------------------------------------------------

General

     Until October 1993, when the Company acquired Enviro-Guard, the Company had not conducted operations for several years. At the end of 1993, the Company acquired Actagro. Actagro's operations were included in the Company's financial statements through its disposition in late 1994 and no activity was included during fiscal year 1995. Therefore, because of the changing organization of the Company, a comparison of prior years with the year ended December 31, 1995, would not be conducive to an understanding of the Company and its fiscal condition.

Ability of the Company to Continue as a Going Concern

     The Company incurred a consolidated net loss of $1,316,481 for the year ended December 31, 1995. In addition, current liabilities exceeded current assets by $1,502,455. The Company has converted and is currently seeking to convert certain short-term debt to equity and is seeking additional financing through the investment of equity or debt capital in order to enhance the Company's ability to continue as a going concern through the end of fiscal year 1996. The report of the Company's auditor contains a modification as to the ability of the Company to continue as a going concern. The Company believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, there is substantial doubt as to the Company's ability to meet is current obligations and continue in business.

     During the 1995 fiscal year the Company converted $269,526 in accrued wages, salaries, and marketing fees into equity by offering shares of common stock. Common stock valued at $418,780 was issued to reduce debt and pay for services during the year. Management anticipates converting up to an additional $600,000 in short-term debt to equity during fiscal year 1996. The Company is seeking additional working capital from several sources, including investment banking firms interested in companies in the
agri-environmental industry.   Management intends through the production
and marketing of its products to increase cash flows and gross profit in order to cover a greater portion of the Company's existing liabilities and operating expenses. The Company may also seek equity or debt financing through the sale of the Company's securities. Currently, the Company must meet monthly expenses of $85,000. Presently, the Company is unable to meet this amount, however, management is hopeful that the increased revenues from the sale of product will alleviate a substantial portion of this short-fall. Even with an improved sales outlook it will be necessary to seek capital from the above mentioned sources. The minimum amount of working capital required by the Company to continue for the next 12 months is $750,000. However, there is no assurance that the Company will be able to obtain additional working capital and, if obtained, on favorable terms or in a timely manner.

Results of Operations

     During the fiscal year ended December 31, 1995, the Company's revenues totaled $793,022. Cost of sales totaled $260,868, yielding a gross profit of $532,154. The Company's operating expenses were $1,625,785. The 1995 fiscal year operating loss for the Company's consolidated operations was $1,093,631. Management believes that reduced cash flows, difficulties with the Company's Kansas subsidiaries, pending litigations, and limited working capital all contributed to ineffective marketing of the Company's products, despite the approval from the state of California for sale of the Company's Diatect insecticide. Because the Company was not able to market its products, revenues were not sufficient to cover the operating expenses. Of the Company's operating expenses during fiscal year 1995, $325,282 was for legal and other professional fees, $252,982 was depreciation and amortization; $205,006 was interest expense; and $163,750 was research and development expense. Because of the illiquid nature of the Company's non-cash assets, many expenses were paid through the issuance of common stock. Although the Company believes it will experience an increase in product sales during the upcoming fiscal year, it can not predict with any degree of certainty that any increase in revenues will be sufficient to offset ongoing operating expenses and service existing short-term debt.

     During 1995, the Company incurred net non-operating losses of
$303,345.   A  $216,040 loss was included  during fiscal year 1995
associated with the settlement of the Company's litigation with Mr. A.E. Smith. An additional loss of $109,332 was experienced on the sale of Company assets, most of which was incurred on the disposition of an office building in Salt Lake City. The loss before taxes totaled $1,396,976. An $80,495 tax benefit yielded a net loss of $1,316,481 in 1995 compared to $1,770,363 in 1994.

     The Company believes that many of the operating and administrative expenses associated with the fiscal year 1995 loss were due to insufficient cash flow and the illiquid nature of its non-cash assets. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.
Liquidity and Capital Resources

     The Company has a substantial working capital deficit. As of December 31, 1995, the Company had a working capital deficit of $1,502,455, an increase from the working capital deficit of $1,182,199 at December 31, 1994. The Company has current liabilities of $1,688,097, with an additional $200,000 in long term debt. The increase in total liabilities was due to the reporting of the settlement with Mr. A.E. Smith in 1995, a substantial portion of which has been repaid by mid-1996.

     If the Company is unable to obtain some funds in the near future it will not be able to continue in business. The Company is, therefore, seeking working capital from several sources, including the equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the market place, the Company anticipates revenues to offset on-going expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

     The Company's lack of cash will also affect the ability to effectively market its products. The Company believes two of the largest and most important markets for its products are the agricultural and home and garden markets. The Company will conduct affordable advertising and maintain a sales force that can effectively reach these markets. This marketing strategy will require funds to be fully effective. Accordingly, although the Company anticipates more revenue from its products then it has received in the past, it will not be as profitable as it could be with additional cash to fund the advertising and marketing.


- ---------------------------------------------------------------------------
                  ITEM 7. FINANCIAL STATEMENTS
- ---------------------------------------------------------------------------

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB. (See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K for Index to Financial Statements.)


- ---------------------------------------------------------------------------
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
- ---------------------------------------------------------------------------

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

                             PART III

- ---------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
- ---------------------------------------------------------------------------

     The following table sets forth as of August 30, 1996, the name, age and position of each executive officer and director and the term of office of each director of the Company.

                                                               Director and/or
Name                     Age      Position                     Officer Since
- -------------------      ---      --------                     ---------------
Ross S. Wolfley           45      President and Director        October 1995
Dennis P. Nielsen         56      Secretary and Director        August 1995
Elwynn S. Hewlett, Jr.    56      Executive V.P. & Chairman     February 1995
George H. Henderson       67      Director                      February 1995
John L. Runft             59      Director                      February 1995
Michael P. McQuade        39      Director                      February 1995
Robert B. Crouch          70      Director                      October 1993
 Dale H Christiansen       44      Treasurer and CFO             October 1993


     Each director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Ross S. Wolfley entered a three year employment contract with the Company on October 15, 1995. Elwynn S. Hewlett, Jr., and George H. Henderson entered three year employment contracts with the Company on February 28, 1995. The Board of Directors agreed to extend "at will" employment contracts to Dennis P. Nielsen, Dale H Christiansen and John L. Runft. All other officers serve at the pleasure of the board of directors and until his or her successor is elected at the annual meeting of the board of directors and is qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

     Ross S. Wolfley, was Director of Marketing for WordPerfect
Corporation from September 1986 until April 1993. Since leaving WordPerfect, he has been involved with several small companies in helping
them focus and develop strategic business directions and plans.   In his
capacity as Director of PC Marketing at WordPerfect Corporation, Mr. Wolfley was responsible for the release of WordPerfect 5.1, the most widely used word processor in the world. While in charge of channel marketing and distribution, he was responsible for establishing and maintaining relationships with the major U.S./Canadian distributors and resellers authorized to carry the WordPerfect products. During that time, more than 56% ($200+ million) of the company's domestic sales was through these
channels.   Mr. Wolfley received a B.S. in Psychology from Brigham Young
University, Provo, Utah in 1975, and a Juris Doctorate from J. Reuben Clark Law School, Brigham Young University, Provo, Utah, in 1987 graduating Cum Laude.

     Elwynn S. Hewlett, Jr. has twenty-nine years in the business and project development arenas. His special emphasis has been upon marketing, promotion, finance and operations. Currently Mr. Hewlett is President of Enviro-Guard Corporation, an SDBC subsidiary.

     George H. Henderson, Ph.D., was employed as Senior International
Trade Specialist by the State of Idaho from 1990 to 1996. From 1985 to 1989, Mr. Henderson was the Mine and Plant Manager in a joint venture of Occidental Petroleum and the government of the People's Republic of China. While serving in this capacity, Mr. Henderson was in charge of the development and then successfully putting into operation the world's largest open pit coal mine and its accompanying preparation plant facility.


     John L. Runft, is an Attorney at Law currently serving as President and a Director of Karlinmar Corporation and Karlinmar Capital Corporation. Mr. Runft is also serving as a Civilian Aide to the Secretary of the Army of the United States and has been since his appointment in 1988. He is also a Member and Director of the Idaho Community Foundation. Mr. Runft received a B.A. in Political Science from the College of Idaho in 1962, and a Juris Doctorate from the University of Chicago in 1965.

     Dennis P. Nielsen has had much experience in the management and marketing arena. From 1989 through 1992, Mr. Nielsen was the Owner/Dealer of eleven new car franchises including: Ford, Mercury, Chrysler, Plymouth, Dodge, Dodge Trucks, Jeep/Eagle, Pontiac, Cadillac, Buick and GMC Trucks. From 1992 to the present, Mr. Nielsen has been a self employed consultant and Director of Dixie National Life Insurance Company, Jackson, Mississippi; President/Director (50%) Knights Bridge Holding Corp., Salt Lake City, Utah; Chairman/Director (50%) ICN Networks, Inc., Hawaii; President/Director (50%) Consulting Services, Inc., Salt Lake City, Utah.

     Michael P. McQuade has had his own private dental practice in, Richmond, Virginia since 1987. He is also currently the President of Courthouse Road Landowners Association in, Richmond, Virginia and currently in the process of developing 22 acres in the Richmond area.

     Robert B. Crouch, has since 1991 been an officer and director of Enviro-Guard Corporation. Prior to that time, from 1988 to 1991, he served as an officer and director of Asia American Enterprises, Inc., Salt Lake City, Utah. Mr. Crouch has been a member of the District of Columbia, Ohio, and California Bar Associations. He has been in private practice and worked for legal firms, businesses, and the U.S. Patent Office providing patent advice and performing patent examination. Mr. Crouch received a B.S. in Civil Engineering, University of Idaho, Moscow, Idaho in 1949, and L.L.B. from George Washington University, Washington, D.C. in 1953.

     Dale H Christiansen, was prior to the acquisition of Enviro-Guard Corporation by the Company employed as Enviro-Guard Corporation's Chief Financial Officer. From 1990 to 1993, Mr. Christiansen was self-employed as a financial management consultant. From 1988 to 1990, Mr. Christiansen was a consultant and then chief financial officer for Security Marketing

Group, Oxnard, California. From 1986 to 1988, he served as chief financial officer for J.D. Power & Associates, Agoura Hills, California. Prior to that Mr. Christiansen has served in financial planning positions with both Nissan Motor Corporation, Gardena, California, and Chrysler Corporation, Highland Park, Michigan. Mr. Christiansen received a B.S. in Business Management from Brigham Young University, Provo, Utah in 1975, and a MBA from J.L. Kellogg Graduate School of Management, Northwestern University, Evanston, Illinois in 1977.

Key Employees and Other Personnel

     David J. Black, Vice-President of D.S.D. and Diatect. As a business consultant since 1985, Mr. Black has set up new businesses for small companies, organizing and implementing computerized data base, accounting, purchasing, human resources, customer service and production systems. Mr. Black has extensive experience in production and plant engineering, labor relations and personnel, and has authored, designed and desktop published operations manuals and sales materials. Mr. Black received a B.S. in Mechanical Engineering from the University of Utah, Salt Lake City, Utah, in 1970, graduating Magna Cum Laude; and a MBA from the University of Pittsburgh, Pittsburgh, Pennsylvania, in 1972.

Involvement in Certain Legal Proceedings

     See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act

     Since the Company ceased operations in 1989 until October 1993, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31, 1995, other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the 1994 fiscal year or prior years.

     The following table sets forth as of December 31, 1995, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the 1995 fiscal year or prior years.

                                                Report to    Filed Since
Name of Reporting Person    Position            Be Filed     December 31,
1995
- ------------------------    --------            ---------    --------------
     Ross S. Wolfley        President/Director  Form 3    No(3)
     Elwynn S. Hewlett      Executive Vice      Form 3/4     No
                             President Director
     Dennis P. Nielsen      Director            Form 3/4     No(3)
     John L. Runft          Director            Form 3/4     No(3)
     George H. Henderson    Director            Form 3/4     No(3)
     Michael P. McQuade     Director            Form 3/4     No
     Dale H Christiansen    CFO                 Form 4       No(3)

(3) Form(s) were filed after December 31, 1995, but prior to the filing of this 1995 Form 10-KSB

- ---------------------------------------------------------------------------
                 ITEM 10. EXECUTIVE COMPENSATION
- ---------------------------------------------------------------------------

Summary Compensation Table

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1995, the end of the Company's last completed fiscal year):


                                              SUMMARY COMPENSATION TABLE
                                         Annual Compensation                     Long Term Compensation
                                         -------------------                     ----------------------
                                                                              Awards                   Payouts
                                                             Other            ------                   -------
                                                             Annual         Restricted    Options/  LTIP    AllOther
Name and Principal Position   Year     Salary($)   Bonus($)  Compensation   Stock Awards  SARs(#)   Payout  Compensation
- ---------------------------   ----     ---------   --------  ------------   ------------  -------   ------  ------------
Ross S. Wolfley <F1>
Pres. and CEO of San Diego
Bancorp, Diatect
International, Inc., D.S.D.,
Inc., and Dr. Scratch
  Company, Inc.                 1995      18,500        -0-        -0-             -0-   -0-     -0-        -0-

George H. Henderson <F2>
Pres. and CEO of
San Diego Bancorp             1995        -0-         -0-        -0-             -0-         -0-       -0-        -0-

James Dayley <F3>             1995      20,000        -0-        -0-             -0-         -0-       -0-        -0-
Pres. and CEO,                1994      44,500
San Diego Bancorp             1993       6,000

Elwynn S. Hewlett, Jr. <F4>   1995     104,000        -0-        -0-             -0-         -0-       -0-        -0-
President and CEO,            1994     104,000        -0-        -0-             -0-         -0-       -0-        -0-
Enviro-Guard Holding Corp.    1993     104,000        -0-        -0-             -0-         -0-       -0-        -0-

<F1>    Mr. Wolfley became President and CEO of San Diego Bancorp on October 15, 1995.  Mr. Wolfley's compensation was accrued in 1995 and was paid by the issuance of 74,000 shares of the Company's common stock in 1996, valued at $.25 per share.

<F2>    Mr. Henderson was acting Pres. and CEO of San Diego Bancorp from February 13, 1995, to October 14, 1995.

<F3>    Mr. Dayley resigned as President, CEO and director of San Diego Bancorp on February 13, 1995.  Mr. Dayley's
compensation was accrued in 1995 and was paid by the issuance of 50,000 shares of the Company's common stock in 1995, valued at $.40 per share.

<F4>    Mr. Hewlett's salary for fiscal years 1994, 1994 and 1993 were accrued ($77,374, $83,185 and $49,009, respectively) and paid by the issuance of 79,796 shares of the Company's common stock in 1994, valued at $1.00 - $1.50 per share, 137,292 shares of the Company's common stock in 1995, valued at $.40 per share, and 274,828 shares of the
Company's common stock in 1996, valued at $.25 per share.

Accrued Compensation

     During fiscal years 1995, 1994 and 1993, the Company accrued salaries for its officers and directors that are either employees of the Company or its subsidiaries in the amounts of $178,319, $303,447 and $188,903, respectively. The board of directors has authorized a plan to reduce the debt structure of the Company by authorizing the conversion of accrued compensation to shares of the Company's common stock based on $.25 per share for salaries accrued in 1995.

     The board of directors authorized a plan during fiscal year 1994 to reduce the debt structure of the Company by authorizing the conversion of accrued compensation to shares of the Company's common stock based on the bid price of the common stock on the day prior to the time of conversion. On July 5, 1994, those individuals converted an aggregate of $78,754 in accrued salaries for 78,754 shares of restricted common stock valued at $1.00 per share. On July 22, 1994, those individual shareholders converted an aggregate of $91,457 in accrued salaries to 53,771 shares of the Company's restricted common stock, valued at $1.50 per share. On April 27, 1994, individual employees that had accrued salaries for fiscal years 1993, 1992, and 1991 converted an aggregate of $383,218 in accrued salaries to $383,218 shares of the Company's restricted common stock. The bid price on April 26, 1993, was $1.00 per share.

Employment Contracts and Termination of Employment and Changes in Control Arrangements

     The Company entered into an Employment Agreement with Elwynn S. Hewlett, Jr., as Executive Vice President on February 28, 1995. The Employment Agreement provides for an $80,000 annual compensation with bonus based on gross sales of the Company, subject to increase at the discretion of the Board of Directors. The term of the Employment Agreement is 3 years. The Company is to provide group health, medical, and life insurance, similar to that which will be made available to all full-time employees and reimburse Mr. Hewlett for out-of-pocket expenses incurred in connection with the Company's business.

     The Company entered into an Employment Agreement with George H. Henderson as Chief Operating Officer on February 28, 1995. The Employment Agreement does not take effect until the Company is determined to be "operational," which means with reference to the Company that stage of in the evolution of the Company where the Company is sufficiently funded to carry on regular business, pay its bills, manufacture and market its products, and pay its employees, agents and consultants on a reliably regular basis. The attaining and commencement of operational status shall be determined in the sole discretion of the Board of Directors. The Employment Agreement provides for an $80,000 annual compensation with bonus based on gross sales of the Company, subject to increase at the discretion of the Board of Directors. The term of the Employment Agreement is 3 years. The Company is to provide group health, medical, and life insurance, similar to that which will be made available to all full-time employees and reimburse Mr. Henderson for out-of-pocket expenses incurred in connection with the Company's business.

     Ross S. Wolfley entered an Employment Agreement with the Company on
October 15, 1995, as President and CEO.   The Employment Agreement provides
for a $90,000 annual compensation with bonus based on gross sales of the Company, subject to increase at the discretion of the Board of Directors. The term of the Employment Agreement is 3 years. The Company is to provide group health, medical, and life insurance, similar to that which will be made available to all full-time employees and reimburse Mr. Hewlett for out-of-pocket expenses incurred in connection with the Company's business.

     The Board of Directors agreed to extend "at will" employment contracts to Dennis P. Nielsen as Vice President of Marketing and Sales, Dale H Christiansen as CFO, and John L. Runft as Vice President of Corporate Affairs.

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

Board Compensation

     The Company's officers and directors received no compensation or cost reimbursement for attendance at board meetings.

1995 Stock Option Plan

     Set forth below is a summary of the Company's 1995 Stock Option Plan (the "Plan"), which is qualified in its entirety by the actual provisions of the Plan.

     In November 1995, the board of directors adopted a Plan under which options to acquire stock of the Company may be granted from time to time to employees that are not "affiliates" of the Company or its subsidiaries. In addition, at the discretion of the board of directors, options to acquire stock of the Company may from time to time be granted under the Plan to other individuals, including consultants or advisors, who contribute to the success of the Company or its subsidiaries and are not employees of the Company, provided that, bonafide services shall be rendered and such services must not be in connection with the offer or sale of securities in a capital raising transaction.

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

     The Company is authorized to grant options to purchase up to 3,000,000 shares of Common Stock under the Plan, which, as of December 31, 1995, options to purchase up to 1,600,000 shares had been issued and none exercised.

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

     The exercise price of each option issued under the Plan shall be equivalent to either the fair market value of the common stock on the date of grant as determined by the board or duly authorized committee based on the average of the closing bid and asked price for the common stock over the 20 day trading period immediately prior to the grant or on the bid price on the date of grant (excluding the exercise of other options conversion rights or similar rights granted by the Company). The exercise of any option shall be contingent on receipt by the Company of cash, certified bank check to its order, or other consideration acceptable to the Company, provided, that at the discretion of the board or a duly authorized committee, the written provisions of the Option may provide the payment can be made in whole or in part in shares of common stock of the Company, which shares shall be valued at their then fair market value as determined by the board or a duly authorized committee, or by the surrender or cancellation of other rights to a common stock of the Company.

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

     The Plan may be abandoned or terminated at any time by the board or a duly authorized committee except with respect to any options then outstanding under the Plan. It shall otherwise terminate on the earlier of the date that is (i) ten years after the date the Plan is adopted by the board or (ii) ten years after the date the Plan is approved by the shareholders of the Company. The Plan may not be amended more than once during any six month period, other than to comport with changes in the Code or the Employees Retirement Income Security Act or the rule and regulations promulgated thereunder.

- ---------------------------------------------------------------------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ---------------------------------------------------------------------------

     The following tables set forth as of December 31, 1995, the name and address and the number of shares of the Company's Common Stock, no par value per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 10,805,408 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of the Company and its principal subsidiaries and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

               Name and                            Amount
Title          Address of                          and Nature of      Percent
of             Beneficial                          Beneficial         of
Class          Owner                               Ownership <F1>     Class
- -----          ----------                          -------------      -------
Common         Pioneer Industrial Life Insurance    1,000,000          9.25
               Company, Ltd.
               P.O. Box N4826, Matron House
               Nassau, Bahamas

Common         Enviro-Guard Holding Corporation     3,552,710          32.88
               286 South Pineview Drive
               Alpine, UT 84004

Common         Elwynn S. Hewlett, Jr.               4,208,288 <F2>     38.95
               3335 South 900 East, Suite 230
               Salt Lake City, UT 84106

 <F1>All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
 <F2>Includes shares held of record by Enviro-Guard Holding Corporation of which Mr. Hewlett is the CEO, President, Director and Principal Shareholder, and may be deemed to have indirect beneficial ownership.

Security Ownership of Officers and Directors of the Company and its Principal Subsidiary

               Name and                            Amount
Title          Position of                         and Nature of      Percent
of             Officer and                         Beneficial         of
Class          Director                            Ownership <F1>      Class
- -----          -----------                         -------------      --------
Common         James Dayley
               President & CEO, San Diego Bancorp   80,000             0.007

Common         George H. Henderson
               Interim President & CEO,
               Director, San Diego Bancorp          43,000             0.004

Common         Ross S. Wolfley
               President & CEO, Director,
               San Diego Bancorp                      -0-                -0-

Common         Elwynn S. Hewlett, Jr.
               Executive Vice President,
               Director, San Diego Bancorp       --See Above

All Officers/Directors
as a Group (8 Persons)                              5,357,723          49.58

 <F1>All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

- ---------------------------------------------------------------------------
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ---------------------------------------------------------------------------

Transactions with Management and Others.

     Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships

     Except as indicated below, and for the periods indicated, there were no material relationships regarding directors that exist, or have existed during the Company's last fiscal year.

Indebtedness of Management

     Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Loan from Shareholders

     In November 1993, the Company gave a promissory note in the amount of $400,000 to Danny F.A.B. Wirken, a shareholder and consultant to the Company, for funds advanced to the Company to pay ongoing operating expenses. The promissory note bears interest at 8% annually, is unsecured,
and payable on demand.   At December 31, 1995, the principle and accrued
interest totaled $449,508.

     The Company has received loans from L. Craig Hunt, John Wilding, and Elwynn S. Hewlett, Jr., shareholders of the Company (see Financial Statements, Note 7).

                             PART IV

- ---------------------------------------------------------------------------
            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

 (a)(1)Financial Statements. The following financial statements are included in this report:

Title of Document                                           Page
- -----------------                                                     -----
Independent Auditors Report of Terrence J. Dunne,
Certified Public Accountant                                             F-1

Consolidated Statement of Financial Position
as of December 31, 1995 and 1994                                        F-3

Consolidated Statement of Operations
for the years ended December 31, 1995, 1994, and 1993                   F-4

Consolidated Statement of Changes in Stockholders' Equity
for the years ended December 31, 1995, 1994, and 1993                   F-5

Consolidated Statement of Cash Flows
for the years ended December 31, 1995, 1994, and 1993                   F-6

Notes to Financial Statements
F-9

(a)(2)     Financial Statement Schedules.

     Not applicable

(a)(3) Exhibits. The following exhibits are included as part of this report:

    SEC
Exhibit   Reference
Number    Number        Title of Document                          Location
- ------    ---------     -----------------                          --------

Item 3               Articles of Incorporation and Bylaws
- ------               ------------------------------------
3.01        3 Articles of Incorporation                        Incorporated
                                                              by reference*
3.02        3 Bylaws                                           Incorporated
                                                              by reference*
3.03        3 Amendments to Articles                           Incorporated
                                                              by reference*
3.04        3 Amendments to Articles, dated January 20, 1994   Incorporated
                                                              by reference

3.05        3 Amendments to Articles, dated May 16, 1996       This Filling

  Item 4Instruments Defining the Rights of Security Holders
- ------            ---------------------------------------------------

4.01        4 Specimen Stock Certificated                      Incorporated
                                                              by reference*
4.06        4 1994 San Diego Bancorp Stock Option Plan         Incorporated
                                                              by reference

  Item 10Material Contracts
- -------           ------------------

10.01      10 Stock Purchase Agreement between the Company
              and Enviro-Guard Holding Corporation            Incorporated
                                                              by reference
10.02      10 Agreement and Plan of Acquisition between
              the Company and Actagro, Inc.                   Incorporated
                                                              by reference
10.03      10 Settlement Agreement and Mutual Release
              of All Claims between the Company and
              Actagro, Inc.                                   Incorporated
                                                              by reference
10.04      10 Marketing and Sub-Registration Agreement
                  dated April 20, 1005.                        Incorporated
                                                             by reference

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

   Incorporated by reference from the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for its fiscal year ended December 31, 1993, filed with the Commission.

  Incorporated by reference from the Company's Current Report on Form 8-K dated December 5, 1994, filed with the Commission.

  Incorporated by reference from the Company's quarterly report on Form 10-QSB for the period ended June 30, 1995.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1995:

     None.

- ---------------------------------------------------------------------------
                            SIGNATURES
- ---------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SAN DIEGO BANCORP


Date:     September 4, 1996             By /s/ Ross S. Wolfley
                                        Ross S. Wolfley, President


Date:     September 4, 1996             By  /s/Dale H. Christiansen
                                        Dale H. Christiansen, CFO/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated



Date:  September 4, 1996              By  /s/Ross S. Wolfley
                                         Ross S. Wolfley, Director


Date:  September 4, 1996              By  /s/Dennis P. Nielsen
                                         Dennis P. Nielsen, Director


Date:  September 4, 1996              By /s/Elwynn S. Hewlett
                                          Elwynn S. Hewlett, Jr., Director


Date:  September 4, 1996              By  /s/George H. Henderson
                                         George H. Henderson, Director


Date:  September 4, 1996              By  /s/Michael P. McQuade
                                         Michael P. McQuade, Director


Date:  September 4, 1996              By  /s/Robert B. Crouch
                                         Robert B. Crouch, Director


Date:  September 4, 1996               By  /s/John L. Runft
                                         John L. Runft, Director

       F1
To The Board of Directors
of Applied Earth Technologies, Inc.
(formerly San Diego Bancorp)

                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying consolidated statements of financial position of Applied Earth Technologies, Inc. (a California corporation) (formerly San Diego Bancorp) and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. I did not audit the financial statements of Actagro Acquisition, Inc. (formerly Actagro, Inc.), a wholly owned subsidiary which was acquired on December 30, 1993, and subsequently rescinded as of December 6, 1994. I also did not audit the combined financial statements of Diatect International, Inc., and D.S.D., Inc., as of December 31, 1995, and for the year then ended. These financial statements were audited by other auditors whose reports have been furnished to me, and in my opinion, insofar as they related to the amounts included for Actagro Acquisition, Inc., Diatect International, Inc., and D.S.D., Inc. are based solely on the reports of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of San Diego Bancorp and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As is shown in this consolidated financial statements, the Company has incurred substantial losses during the past three years, and has a working capital deficiency of $1,502,455 as of December 31, 1995.
       F2
These working conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Terrance J. Dunne

Terrance J. Dunne
Certified Public Accountant
Spokane, Washington
       F3
APPLIED EARTH TECHNOLOGIES, INC.        Consolidated Statement of Financial
(Formerly SAN DIEGO BANCORP)       Position December 31, 1995 and 1994
- ---------------------------------------------------------------------------

                                ASSETS
                                                      1995         1994
                                                  -----------   ----------
   CURRENT ASSETS
   Cash (Note 1 & 2)                              $   64,970    $
   Accounts receivable                                25,036         17,980
   Advances to Employees                                                276
   Inventories   (Notes 1, 2 & 3)                     95,836         57,882
   Prepaid expenses                                                   3,289
                                                  -----------   -----------
            Total Current Assets                     185,842         79,427
                                                  -----------   -----------

   PROPERTY, PLANT AND EQUIPMENT (Notes 1, 2, 4, 7, 8 & 16)
   Buildings                                         127,119        314,218
   Mining property                                 4,370,390      4,440,543
   Equipment                                         261,185        270,279
                                                  -----------   -----------
         Total Property, Plant and Equipment       4,758,694      5,025,040
   Less accumulated depreciation                     195,672        251,377
                                                  -----------   -----------
            Net Property, Plant and Equipment      4,563,022      4,773,663
                                                  -----------   -----------
   OTHER ASSETS
   Investment in EPA labels, Net of Accumulated
        Amortization (Notes 1, 2 & 5)              3,509,807      3,804,364
   Notes receivable (Note 1 & 6)                     250,000        250,150
   Deposits                                              967            467
   Other assets (Note 1)                              57,200          1,029
                                                  -----------   -----------
            Total Other Assets                     3,817,974      4,056,010
                                                  -----------   -----------
TOTAL ASSETS                                     $ 8,566,838   $  8,909,100
                                                  ===========   ===========

       F4
APPLIED EARTH TECHNOLOGIES, INC.        Consolidated Statement of Financial
(Formerly SAN DIEGO BANCORP)       Position December 31, 1995 and 1994
- ---------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      1995         1994
                                                  -----------   -----------
   CURRENT LIABILITIES
   Accounts payable (Note 10)                     $   242,714   $   165,474
   Bank overdraft                                                     1,847
   Dealer Deposits                                                   10,625
   Interest payable                                   203,762       113,090
   Income taxes payable                                20,489        33,563
   Other accrued liabilities                           26,296        29,134
   Notes payable (Note 7)                             665,514       505,561
   Current portion of long-term debt (Note 8)         529,522       402,332
                                                  -----------   -----------
            Total Current Liabilities               1,688,297     1,261,626
                                                  -----------   -----------

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 8)         200,000       120,228
                                                  -----------   -----------

DEFERRED TAX LIABILITY (NOTE 9)                     1,238,851     1,458,563

COMMITMENTS (NOTE 10 & 16)

MINORITY INTEREST                                     339,397       340,215
                                                  -----------   -----------
STOCKHOLDERS' EQUITY
   Common stock, no-par value;
      20,000,000 shares authorized; 10,805,408 and
      8,203,267 shares issued and outstanding,
      respectively                                  9,059,150     8,550,140
   Common stock subscribed (Note 11)                  376,746       197,450
   Accumulated deficit                             (4,335,603)  (3,019,122)
                                                  -----------   -----------
            Total Stockholders' Equity              5,100,293     5,728,468
                                                  -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 8,566,838   $ 8,909,100
                                                  ===========   ===========
       F5
APPLIED EARTH TECHNOLOGIES, INC.       Consolidated Statement of Operations
(Formerly SAN DIEGO BANCORP)           for the Years Ended December 31,
                                   1995, 1994 and 1993
- ---------------------------------------------------------------------------

                                                                   1995               1994               1993
                                                             ----------------   ----------------    ---------------
 REVENUES                                                     $        793,022   $      6,398,293   $      597,458

COST OF SALES                                                         260,868          3,330,537            329,937
                                                             ----------------   ----------------    ---------------
GROSS PROFIT                                                          532,154          3,067,756            267,521
                                                             ----------------   ----------------    ---------------
     OPERATING EXPENSES
   General and administrative                                                          2,192,015
   Salaries, wages and benefits                                       352,734            452,548            299,361
   Consulting                                                          63,018            281,972            215,644
   Research and development                                           163,750             48,671             37,038
   Travel                                                              39,011             93,083             56,862
   Rent                                                                19,378             29,962             18,809
   Interest                                                           205,006            408,257             59,580
   Utilities                                                           10,664             11,536             10,660
   Depreciation and amortization                                      252,982            757,889             21,301
   Advertising                                                         30,411            307,393             19,495
   Office                                                              29,166             79,483             74,553
   Taxes and licenses                                                  19,615             36,251             33,407
   Professional fees                                                  262,264            259,344             69,521
   Insurance                                                           17,015             27,985             11,976
   Bad debts                                                           21,259              7,898              7,700
   Repairs and maintenance                                              9,852             31,844              8,145
   Miscellaneous                                                      129,660             15,780                614
                                                             ----------------   ----------------    ---------------
           Total Operating Expenses                                 1,625,785          5,041,911            944,666
                                                             ----------------   ----------------    ---------------
OPERATING (LOSS)                                                   (1,093,631)        (1,974,155)          (677,145)
                                                             ----------------   ----------------    ---------------
     OTHER INCOME (LOSS)
   Unrealized loss on investment in ERT (Note 1)                                        (323,645)
   Loss on disposition of subsidiary (Note 1)                                           (149,301)
   Interest                                                            18,671             80,970              2,868
   Gain (Loss) on sale of assets                                     (109,332)               600            123,953
   Gain (Loss) on reduction of notes payable                         (216,040)           226,649
   Minority interest in loss                                              818                822
   Miscellaneous                                                        2,538            129,144              2,259
                                                             ----------------   ----------------    ---------------
            Total Other Income (Loss)                                (303,345)           (34,761)           129,080
                                                             ----------------   ----------------    ---------------
(LOSS)  BEFORE INCOME TAX BENEFIT                                  (1,396,976)        (2,008,916)          (548,065)

  INCOME TAX BENEFIT (Note 9)                                            80,495            238,553
                                                             ----------------   ----------------
NET (LOSS)                                                   $     (1,313,481)  $     (1,770,363)   $      (548,065)
                                                             ================   ================    ===============
NET (LOSS) PER SHARE (Primary)                               $          (.122)  $          (.219)   $         (.098)
                                                             ================   ================    ===============
NET (LOSS) PER SHARE (Fully Diluted)                         $          (.106)  $          (.208)               N/A
                                                             ================   ================
/TABLE

       F6
APPLIED EARTH TECHNOLOGIES, INC.        Consolidated Statement of Changes In
(Formerly SAN DIEGO BANCORP)            Stockholders' Equity for the Years
                                        Ended December 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------

                                           Common Stock
                                           ------------                Common Stock          Accumulated
                                      Shares          Amount            Subscribed             Deficit            Total
                                     ---------    -----------          ------------          -----------     -----------
Balances as of December 31, 1992     5,610,016    $ 6,311,350               -                $ (700,694)     $ 5,610,656

Additional capital contribution          -            310,499               -                      -             310,499

Common stock issued for the
acquisition of Actagro Acquisition,
Inc. at $2.31 per share  (Note 1)      784,937      1,811,120               -                      -           1,811,120

Common stock subscribed                  -              -              $   495,268                 -             495,268

Net (loss)                               -              -                   -                  (548,065)       (548,065)
                                     ---------    -----------          ------------          -----------     -----------

Balance as of December 31, 1993      6,394,953      8,432,969              495,268            (1,248,759)      7,679,478

Common stock issued for services
at $.10 to $1.50 per share            1,358,62     71,036,212               -                      -           1,036,212

Common stock issued for reduction
of debt at $1.00 to $2.00 per share    223,334        263,334               -                      -             263,334

Common stock issued for cash
at $.08 to $1.00 per share             344,000        285,100               -                      -             285,100

Common stock issued for
equipment at $1.00 per share            20,000         20,000               -                      -              20,000

Common stock canceled due to the
rescission of Actagro Acquisition
on December 6, 1994 at $2.31 per
share  (Note 1)                       (784,937)    (1,811,120)              -                      -         (1,811,120)

Common stock subscribed                   -             -                 (297,818)                -           (297,818)

Common stock issued for ERT at
$1.50 per share                         647,290       323,645               -                      -             323,645

Net (loss)                                -             -                   -                  (1,770,363)   (1,770,363)
                                     ---------    -----------          ------------          -----------     -----------

Balance as of December 31, 1994       8,203,267     8,550,140              197,450           $ (3,019,122)     5,728,468

Common Stock Issued for services
at $.10 to $.40 per share             1,959,641       355,635             (143,950)                -             211,685

Common Stock issued for reduction
of debt at $.15 to $.40 per share       642,500       153,375               -                      -             153,375

Common Stock subscribed (Note 11)         -            -                   323,246                 -             323,246

Net (Loss)                                -            -                    -                  (1,316,481)   (1,316,481)
                                     ---------    -----------          ------------          -----------     -----------
Balance as of December 31, 1995      10,805,408   $ 9,059,150            $ 376,746           $ (4,335,603)   $ 5,100,293
                                     =========    ===========          ============          ===========     ===========
/TABLE

       F7
APPLIED EARTH TECHNOLOGIES, INC.  Consolidated Statement of Cash Flows for the
 (Formerly SAN DIEGO BANCORP)    Years Ended December 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------

                                                                   1995               1994               1993
                                                             ----------------   ----------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                $    (1,316,481)   $    (1,770,363)    $     (548,065)
        Add items not requiring the use of cash:
      Depreciation and amortization                                  252,982            562,915             21,301
   (Increase) decrease in accounts receivable                         (6,906)           597,366           (565,153)
   (Increase) decrease in advances                                       276             47,924            (48,200)
   (Increase) decrease in interest receivable                                             1,844             (1,000)
   (Increase) decrease in income tax receivable                                          66,018            (66,018)
   (Increase) decrease in inventories                                (37,954)           148,444           (196,280)
   Decrease in deposits                                                2,789             40,861
   (Increase) decrease in prepaid expenses                                               46,968            (41,661)
   (Increase) in other assets                                        (56,324)
   Increase (decrease) in accounts payable                            77,240           (863,013)           975,579
   (Decrease) in deferred tax credit                                (219,712)        (1,675,252)          (214,138)
   (Decrease) in dealer deposits                                     (10,625)           (12,716)            (1,639)
   (Decrease) in accrued compensation                                                                     (134,419)
   Increase in interest payable                                       90,672             61,576             30,528
   Increase (decrease) in income taxes payable                       (13,074)            14,113              3,040
   (Decrease) in minority interest                                      (818)              (818)
   (Decrease) in other accrued liabilities                            (4,838)          (100,578)           (97,102)
                                                             ----------------   ----------------    ---------------
NET CASH FLOWS USED FROM OPERATING
   ACTIVITIES                                                     (1,242,773)        (2,834,711)          (883,227)
                                                             ----------------   ----------------    ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of notes receivable                                                        (205,150)
   Disposal of property, plant and equipment                         183,153          4,716,485
   Divestiture of intangible and other assets                         69,216          2,089,789            112,215
                                                             ----------------   ----------------    ---------------
NET CASH FLOWS PROVIDED FROM
   INVESTING ACTIVITIES                                              252,369          6,601,124            112,215
                                                             ----------------   ----------------    ---------------
     CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions                                             688,306                               310,499
   Reduction of capital lease obligation                                                (51,612)
   Reduction of capital contributions                                                  (180,647)
   Reduction of debt                                                (107,560)        (3,661,788)
   Net proceeds from notes payable                                   476,475                               576,753
                                                             ----------------   ----------------    ---------------
NET CASH FLOWS PROVIDED (USED) FROM
   FINANCING ACTIVITIES                                            1,057,221         (3,894,047)           887,252
                                                             ----------------   ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                       66,817           (127,634)           116,240

CASH AT BEGINNING OF YEAR                                             (1,847)           125,787              9,547
                                                             ----------------   ----------------    ---------------

CASH AT END OF YEAR                                          $        64,970     $       (1,847)    $      125,787
                                                             ================   ================    ===============
/TABLE

       F8
APPLIED EARTH TECHNOLOGIES, INC.  Consolidated Statement of Cash Flows for the
 (Formerly SAN DIEGO BANCORP)    Years Ended December 31, 1995, 1994 and 1993
- ------------------------------------------------------------------------------

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

                                                                   1995               1994               1993
                                                             ----------------   ----------------    ---------------
Interest paid in cash                                        $          7,743   $          8,318    $         8,504
                                                             ================   ================    ===============
Issuance of common stock for debt reduction                  $        153,375   $        263,334           -
                                                             ================   ================    ===============
Issuance of common stock for equipment                               -          $         20,000           -
                                                             ================   ================    ===============
Issuance of common stock for the acquisition of
   subsidiary                                                        -          $        323,645           -
                                                             ================   ================    ===============
/TABLE

       F9
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

 NOTE 1 - ORGANIZATION

               San Diego Bancorp ("SDBC") was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, SDBC incurred substantial losses and, during 1986, management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts, and SDBC became a "shell" corporation by December 31, 1986, and was dormant until September 1993. On September 21, 1993, SDBC acquired 100% of the outstanding common stock (4,438,400 shares) of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987) in exchange for 3,594,953 shares of SDBC common stock valued at $1.75 per share. This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gained controlling stockholder interest in the acquiring corporation (SDBC), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

               Enviro-Guard Corporation ("Enviro-Guard") has developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. ("Diatect") (incorporated in the State of Kansas in 1989) for 120,000 shares of common stock of Enviro-Guard valued at $5 per share and $100,000 in notes payable.
               The transaction was valued at $700,000 and accounted for as a purchase. Diatect has developed and owns the rights to three EPA registered insecticides. Also in August 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. ("D.S.D.") (incorporated in the State of Kansas in 1982) in exchange for 520,000 shares of the common stock of Enviro-Guard valued at $5 per share and the assumption by Enviro-Guard of a $448,360 note payable which is due to D.S.D. from a shareholder of D.S.D. This transaction was valued at $3,048,360 and accounted for as a purchase. The principal business activity of D.S.D. is the marketing and sale of cattle dusters, mineral feeders and animal-actuated insecticide applicators as well as the blending and sale of various agricultural related insecticides.
       F10
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 1-   ORGANIZATION - Continued

               On December 18, 1992, Enviro-Guard completed negotiations to acquire 90.14% of the outstanding common stock (891,250 shares) of White Mountain Mining and Manufacturing, Inc. ("White Mountain")(an Idaho Corporation) in exchange for 260,375 shares of common stock (at a value of $6 per share) of Enviro-Guard Holding Corporation (the former parent company of Enviro-Guard Corporation), plus $25,000 in cash and $347,616 in notes payable.

               The total value of this acquisition, accounted for as a purchase, was $3,458,400. White Mountain owns 83 unpatented BLM mining claims located in Malheur County, Oregon (there is an obligation to pay $100 per year per mining claim to the Bureau of Land Management). The purpose of this acquisition of the mining property is for the Company to have a source of diatomaceous earth, an important organic ingredient for its environmentally-safe products.

               On December 30, 1993, SDBC acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., ("Actagro") (formerly Actagro, Inc.), in exchange for 784,937 shares of SDBC common stock valued at $2.31 per share plus $2,000,000 promissory notes and options to purchase an additional 715,063 shares of common stock at $1.40 per share. All of the Actagro common stock was held in escrow as security for the $2,000,000 in promissory notes. This transaction was accounted for as a purchase and valued at $3,811,120. Actagro, an California corporation, manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley.

               On December 6, 1994, SDBC divested itself of Actagro. In the divestiture, Actagro returned 784,937 shares of SDBC common stock to the Company. SDBC was no longer liable for the $2,000,000 debt to the Actagro shareholders or the corresponding interest that had accrued during 1994. In addition, $300,000 had been advanced to Actagro to assist the company in 1994 operations. In the divestiture, SDBC received a $250,000 five-year note.

               On April 29, 1994, SDBC completed acquisition of 100% of the outstanding common stock of Emissions Reduction Technology, Inc. ("ERT"), in exchange for 647,290 shares of SDBC common stock valued at $.50 per share. The transaction was accounted for as a purchase valued at $323,645. ERT owns the contractual rights and technology for an emissions reduction device (Patent No. 4,310,028) designed to be placed in the intake air system
       F11
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 1-   ORGANIZATION - Continued

               of an automobile with the effect of improving the air/gas mixture and vehicle performance. The emissions reduction device was tested and marketed in 1994. Because of marketing and cash flow issues, marketing efforts were discontinued. The Company has since written off the ERT purchase as an Unrealized Loss.

               On October 27, 1995, the Company and its subsidiaries filed litigation against A.E. Smith, the former owner of the three Kansas subsidiary corporations, on grounds of fraud, breach of contract, recission and restitution, and breach of fiduciary duty. On March 15, 1996, following court ordered mediation, the Court entered an order approving a settlement between the parties as resolving the issues of the litigation and retaining jurisdiction until the settlement agreement's conditions were fully performed. As a result of the litigation, any and all cloud on the title of the Company's subsidiaries, or their respective assets, was removed. In the settlement, Mr. Smith received a note for $415,000. In turn, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company. As of August 1996, the balance owed to Mr. Smith is approximately $165,000, due in early 1997. At December 31, 1995, due to the litigation in process at year end, $20,000 was held in escrow pending the settlement of the litigation under Judge's order of a Kansas District Court. All assets located in the State of Kansas are pledged as collateral for the payment of the A.E. Smith settlement.


 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

               The consolidated financial statements include the accounts of all subsidiaries, and all significant inter-company accounts and transactions have been eliminated in consolidation.

               Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received. At the year end, the allowance is adjusted by management based on a review of the accounts receivable.
       F12
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 2-   SIGNIFICANT ACCOUNTING POLICIES - Continued

               Inventories are stated at the lower of cost (first-in, first-out) or market.

               Property, plant and equipment are stated at cost including the allocable purchase price applicable to the respective assets of purchased subsidiaries. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

               Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statement of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion will be computed using the unit-of-production method, once the mine is put into production.

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

               Employees of the Company are entitled to paid vacations, paid sick days and personal days off, depending upon job classification, length of service and other factors. Based on the existence of a relatively high employee turnover rate, it is impractical to estimate the amount of compensation for
       F13
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

               future absences. Accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

               Earnings (losses) per share are computed using the weighted number of outstanding shares of common stock.

               The preparation of financial statements in conformity with generally accepted accounting principles requires the use of the company's management's estimates for various accounts.


NOTE 3 -    INVENTORIES

            Inventories consist of the following:
                                                  12/31/95         12/31/94
                                                  --------         --------
            Raw Material                         $ 79,537         $  41,474
            Finished Goods                         16,299            16,408
                                                 --------          --------
            Total                                $ 95,836         $  57,882

NOTE 4 -    PROPERTY, PLANT AND EQUIPMENT

            The Company owns land and buildings in the following locations:

                                        12/31/95          12/31/94
                                                 --------          --------
            Salt Lake City, Utah                 $      0          $287,099
            Smith Center, Kansas                  127,119            27,119
                                                 --------          --------
            Total Land and Buildings             $127,119         $ 314,218

               The Company owns 83 unpatented mining claims located in Malheur Country, Oregon with cost basis of $4,370,390. Commercial production of diatomaceous earth has not commenced on this property.

 NOTE 5 - INVESTMENT IN EPA LABELS

               The Company has acquired three product registrations or labels approved by the U.S. Environmental Protection Agency granting federal clearance to manufacture, market and sell specified insecticide products. Included are: No. 42850-1 for use against flies, roaches, ants, etc., in and around buildings; No. 42850-3 for use against fleas, ticks and lice on pets; and No. 42850-2 for use against over 60 insects on over 130 edible
       F14
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

               crops and plants up to and including the day of harvest. State approval for use of these products in California, Texas, North Carolina, Arizona, Washington and other agricultural states were obtained during 1994, 1995 and 1996.

 NOTE 6 - NOTES RECEIVABLE

               The Company has one note receivable for $250,000 from Actagro. The note is due on or before December 31, 1999. Interest is paid quarterly at a rate of 6.5%. This note has been pledged as security for the payments of the A.E. Smith settlement obligation (see Note 1).


 NOTE 7 - NOTES PAYABLE


                                     Balance as of          Balance as of
Creditor and Conditions            December 31, 1995      December 31, 1994
- -----------------------            -----------------      -----------------
John Wilding (a shareholder
of the Company), secured by
unrestricted SDBC and common
stock of White Mountain Mining
and Manufacturing, Inc.,
interest at 16.0%, due on demand.           142,323              -

Ross S. Wolfley, unsecured,
interest is variable, due on demand          37,815              -

Mid-America Capital Fund, unsecured,
interest at 11.0%, due on demand              7,000              -

West America Securities, Inc.,
unsecured, interest of 11%,
due on May 19, 1996                          28,000              -

DeLynn Heaps, unsecured,
interest at 10.0%, due on demand             10,000              -

John Runft, assigned to
Elwynn S. Hewlett, Jr.
(a shareholder of the Company),
unsecured, interest at 9.0%,
 due on demand                            9,500               -

Jeffrey Linabary, unsecured,
interest at 14.0%, due on demand              4,295              -
       F15
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

 NOTE 7 - NOTES PAYABLE - Continued

                                     Balance as of          Balance as of
Creditor and Conditions            December 31, 1995      December 31, 1994
- -----------------------            -----------------      -----------------
L. Craig Hunt (a shareholder of
the Company) secured by Smith
Center property, interest at
12.5%, due on demand                      25,000                  25,000

John Wilding (a shareholder of
the Company), original $46,755
note, secured by common stock
of White Mountain Mining and
Manufacturing, Inc., interest
at 16.5%, due on demand                      -                    30,950

Agri-Dyne Corporation,
unsecured, interest at 10%,
due on demand                                -                    25,000

David Russell, unsecured,
interest at 10%, due on demand                15,000                 15,000

Robert Williams, secured
by buildings, no interest,
due on demand                                -                       23,030

Danny Wirken (a shareholder
of the Company), unsecured,
 interest at 8%, due on demand                386,581
386,581
- -----------------------            -----------------      -----------------

TOTAL                               $        665,514       $        505,561
=======================            =================      =================

       F16
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------
  NOTE 8- LONG-TERM DEBT

                                 December 31, 1995      December 31, 1994
 Creditor & Conditions      Due Within   Due After  Due Within  Due After
                               One Year    One Year    One Year    One Year
                             -----------  ----------  ----------- ---------

Performance Systems Investments,
monthly payments of $2,432
at 9.75% interest, secured
by deed of trust, balance
due June, 1997.                    -           -       $ 16,584   $ 120,228

Former shareholders of
White Mountain Mining
and Manu-facturing, Inc.,
monthly payments of $18,000,
secured by the mining
property, due September
1994.                       $   209,444        -        209,444      -

George Reeve, monthly payments
of $3,568 at 9% interest,
 unsecured, due May, 1995  105,078        -        105,078      -

John Wilding, monthly
payments of $5,000
beginning July 1994,
interest at 10%, secured
by second position on
corporate office building
in Salt Lake City, Utah           -            -        71,226       -

A. E. Smith, secured by D.S.D.
and Diatect assets, at 6%
interest, due January, 1997.    215,000      200,000        -         -
                             -----------  ----------  ----------- ---------
                             $  529,522   $  200,000   $  402,332 $ 120,228
                             ==========   ==========   ========== =========

       F17
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

         Aggregate maturities required on long-term debt are as follows:

    Period Ending December 31,              Amount
    -------------------------               ------
              1996                         $529,522
              1997                          200,000

              Total                        $729,522
                                           ========

               Since payments on the notes to the former shareholders of White Mountain Mining and Manufacturing, Inc. are in arrears, the Company has agreed to pay interest at the rate of 18% per annum on the unpaid balance beginning on May 1, 1993. The Company agreed to a one-time compounding of interest, effective June 21, 1995.

 NOTE 9 - INCOME TAXES

               The net deferred tax liability in the accompanying statements of financial position includes the following components:

                                             12/31/95              12/31/94
                                             --------              --------
Deferred tax asset                         $ 1,141,937            $ 980,942
Less:  Deferred tax asset valuation
allowance                                     (570,969)           (490,470)
                                             --------              --------
Net deferred tax asset                         570,968              490,472
Deferred tax liability                      (1,809,819)         (1,949,035)
                                             --------              --------
Net deferred tax liability                 $(1,238,851)        $(1,458,563)
                                           ============        ============

The following temporary differences give rise to the deferred tax asset:
                                             12/31/95              12/31/94
                                             --------              --------
Net operation loss carryforwards          $ 1,060,807             $ 899,812
Unrealized capital loss                        81,130                81,130

Deferred tax asset                        $ 1,141,937             $ 980,942

       F18
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 9-   INCOME TAXES - Continued

The following temporary differences give rise to the deferred tax liability:

                                             12/31/95              12/31/94
                                             --------              --------
 Excess of financial accounting basis
         of assets of purchased companies
         over tax basis (see below)        $ 2,088,251          $ 2,088,251
Amortization of deferred tax liability        (278,432)           (139,216)
                                             --------              --------
Deferred tax liability                     $ 1,809,819          $ 1,949,035

The following temporary differences gave rise to the deferred income tax benefit:
                                             12/31/95              12/31/94
                                             --------              --------
Net operating loss carryforward              $160,990              $899,812
Unrealized capital loss                                              81,130
                                              160,990               980,942
Less:  Valuation allowance                    (80,495)            (742,389)
Deferred income tax benefit                  $  80,485           $  238,553

               During 1992, Enviro-Guard Corporation acquired three companies accounted for as purchases. (Diatect International, Inc., D.S.D., Inc., and White Mountain Mining and Manufacturing, Inc.). The total of the excess of the purchase price of the assets acquired exceed their income tax basis by $6,842,816. During 1993, San Diego Bancorp acquired Actagro Acquisition, Inc. in a transaction accounted for as a purchase, which resulted in an excess of the accounting basis of the assets acquired over their income tax basis in the amount of $3,874,281. The effect of these transactions gives rise to larger depreciation and amortization expenses for financial statement purposes than are allowed for income tax purposes. The Company has available net operating loss carryforwards of $3,311,306 at December 31, 1995, which will begin to expire in
                              2006.
       F19
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 10 - LITIGATION

               On July 22, 1994, a civil complaint was filed by Gruntal & Co., Incorporated, in U.S. District Court Southern District of New York against the Company and other individuals and related entities, including James Dayley and Robert Crouch, former officers and directors of the Company. Gruntal asserted in its complaint that all defendants had violated Section 10(b) of the Securities and Exchange Act of 1934, alleged common law fraud and misrepresentation, and claimed RICO violations. Gruntal & Co., Inc. is seeking damages of approximately $7.3 million against all defendants, which included $1.4 million in treble damages and $5 million in punitive damages. The action centers around alleged activities of one of the Company's shareholders and his purported dealings with a registered representative of Gruntal & Co., Inc., and various other individuals and entities unknown to the Company and its officers and directors.

               Gruntal & Co., Inc. is a securities broker/dealer that made a market in the Company's common stock. The Company, Mr. Dayley and Mr. Crouch have denied any complicity and have filed an answer to the complaint denying the allegations and any wrong doing as the allegations relate to themselves and the Company. The Company has filed a counterclaim asserting that Gruntal & Co., Inc. was at fault for its losses. The counterclaim alleges that Gruntal & Co., Inc.'s action against the Company was an attempt to mitigate losses resulting from the acts and/or omissions of its own employees. On June 18, 1996, the Court dismissed the Company's counterclaim on the ground that it had failed to allege one of the key elements of tortious interference. The Company, through its New York counsel, has sought certification for an interlocutory appeal of the Court's dismissal of the counterclaim. The Company believes it has a viable counterclaim against Gruntal. The Company should be allowed to amend the counterclaim to overcome any technical deficiencies. As a result of the Court's dismissal of the Company's amended counterclaim and the petition for certification of an interlocutory appeal of said dismissal, the resolution of this case appears to have been postponed indefinitely. It is doubtful that any serious effort to settle this case will take place until the issue of the Company's counterclaim is determined. While the Company cannot predict with any certainty the outcome of the matter, given the merits of the case, the complaint is not anticipated to result in monetary damages from the Company.

               In the fall of 1994 and during 1995, the Company was sued by a number of bona fide creditors, which actions the Company
       F20
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 10 - LITIGATION - Continued

               allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments total approximately $52,000 and are included in the Company's accounts payable and other obligations.

               In addition to the lawsuits above, see Note 16, subsequent events.

NOTE 11 - COMMON STOCK SUBSCRIBED

               As of December 31, 1995, the Company and the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock in 1995.

          Name of Individual                       Debt Reduction
                         Ross S. Wolfley                $ 100,000
                         George H. Henderson               15,163
                         Michael P. McQuade                 6,889
                              Subtotal                    122,052

                                                    Accrued Wages
          Elwynn S. Hewlett, Jr.                           68,707
          Dale H Christiansen                              48,445
          Scott Hunt                                       57,792
                         Ross S. Wolfley                   18,750
                         David Black                        7,500
                              Subtotal                    201,194

                                                Marketing Expense
                         Paul Jensen                       53,500

          Total                                         $ 376,746



NOTE 12 - CONCENTRATION OF CREDIT RISK

               The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

       F21
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS

The Company has the following common stock options outstanding as of December 31, 1995:

                                  Number of              Exercise
Stock Optionee                  Stock Options             Price
- --------------                  -------------            --------
John Runft                            100,000               $0.06  (1)
George H. Henderson                   500,000               $0.06  (2)
Elwynn S. Hewlett, Jr.                500,000               $0.06  (3)
Ross S. Wolfley                       500,000               $0.06  (4)

     Total                          1,600,000
                                    =========

               (1) These stock options may be exercised at any time prior to February 28, 1998.
               (2) These stock options may be exercised at any time prior to February 28, 1998.
               (3) These stock options may be exercised at any time prior to February 28, 1998.
               (4) These stock options may be exercised at any time prior to October 14, 1998.

               The 1995 Stock Option Plan was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. During 1995, $143,950 was recognized as compensation for stock-based employee compensation.

                                        Number of
                                         Shares
                                        ---------
        Outstanding at 12/31/94           454,200

        Granted during 1995             1,821,600

        Exercised during 1995             569,348

        Expired during 1995               106,452

        Outstanding at 12/31/95         1,600,000

               Stock options granted under the plan in 1995 had an average option price of $.05 less than the market value on date of grant.
       F22
APPLIED EARTH TECHNOLOGIES, INC.Notes to Consolidated Financial Statements (Formerly SAN DIEGO BANCORP)
- ---------------------------------------------------------------------------

NOTE 14 - RELATED PARTY TRANSACTIONS

               San Diego Bancorp has notes payable to seven shareholders (including two officers) totaling $563,404 as of December 31, 1995. As of December 31, 1994, the Company had a note payable to one shareholder at $386,581.

NOTE 15 - GOING CONCERN

               The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring net losses for the years ended December 31, 1995, 1994, 1993, 1992, and 1991, and had a working capital deficiency of $1,502,455 as of December 31, 1995. The Company raised additional working capital in 1995 and 1996 through the issuance of additional common stock and through operations of its Kansas subsidiaries.

NOTE 16 - SUBSEQUENT EVENTS

               On July 19, 1996, John Wilding of Orem, Utah, sued the Company and Enviro-Guard for collection on a delinquent promissory note. Although Enviro-Guard is not a co-maker or endorser of the note, stock of one of Enviro-Guard's subsidiaries, White Mountain Mining and Manufacturing, Inc., was delivered to Wilding (representing a majority of the total outstanding shares of White Mountain Mining and Manufacturing, Inc. stock) as security for the note. The cause of action brought by Wilding is for a money judgment and does not involve judicial foreclosure on the stock securing the note. The Company and Enviro-Guard have appeared in the action, but have not answered the complaint pending negotiations for a new payment schedule on the note. As of December 31, 1995, the balance owed is $157,697 including accrued interest. The parties to the litigation are negotiating this matter in an effort to find a solution, perhaps by amending the terms of the note. The Company believes this matter will be amicably resolved over time.

               On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. (the "Name Change") to better reflect the business activities of the Company. The Company's board of directors unanimously recommended the Name Change for the Company and nine (9) stockholders of the Company holding 58.8% of the issued and outstanding shares of the shares entitled to vote have executed a written consent to such Name Change in accordance with section 603 of the California Corporations Code.