Form 10-Q
period 1996-03-31
SAN DIEGO BANCORP
filed 1996-09-23
CIK 319124

UNITED STATES SEC000URITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

Commission file number: 0-10147


                    APPLIED EARTH TECHNOLOGIES, INC.
        --------------------------------------------------
      (Exact name of registrant as specified in its charter)


               California                       95-355578
- -------------------------------               -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


3335 South 900 East, Suite 230,
Salt Lake City, Utah                                  84106
- ------------------------------                      ---------
(Address of principal executive offices)           (Zip Code)


                          (801) 467-5339
          --------------------------------------------
        Registrant's telephone number, including area code


       ---------------------------------------------------
      (Former name, former address, and former fiscal year,
                  if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

          Class                  Outstanding as of March 31, 1996
  ---------------------           ------------------------------
  Common Stock, No Par Value                 11,338,741

                  PART I - FINANCIAL INFORMATION

- -----------------------------------------------------------------
                  ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------------------------------------------


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

     The unaudited balance sheet of the Company as of March 31, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three month period ended March 31, 1996 and 1995, and the unaudited statement of stockholders' equity for the three month periods ended March 31, 1995 and 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


- -----------------------------------------------------------------
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------------


General

     Applied Earth Technologies, Inc. (the "Company") (formerly San Diego Bancorp), was incorporated under the laws of the State of California on May 19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, the Company incurred substantial losses and during 1986 management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The subsidiaries were either dissolved or sold for nominal amounts, and the Company became a "shell" corporation by December 31, 1986, and had no material operations until September, 1993. On September 21, 1993, the Company acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10,
1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gains controlling stockholder interest in the acquiring corporation (the Company), and the financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

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

     On December 30, 1993, the Company acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., (formerly Actagro, Inc.). Actagro Acquisition, Inc., is a California corporation which manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley. On December 6, 1994, the Company divested itself of Actagro. In the divestiture, the shareholders of Actagro returned 715,063 shares of the Company's common stock for cancellation.

     On August 22, 1996, the Company changed its name from San
Diego Bancorp to Applied Earth Technologies, Inc. to more accurately reflect the Company's business operations and to eliminate confusion as to the Company's business associated with the Company's prior name.

Ability of the Company to Continue as a Going Concern

     For the three-month period ended March 31, 1996, the Company has incurred a consolidated net loss of $145,893. In addition, at March 31, 1996, current liabilities exceeded current assets by $1,713,504.

     During the first three months of 1996, the Company converted $29,500 in miscellaneous liabilities to equity by issuing 533,333 shares of common stock. In the future, management believes that there is an additional $600,000 in debt (principally notes payable and accruals) that it may be able to convert to equity during fiscal year 1996. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

     The Company is attempting to obtain additional working capital from several sources, including investment banking firms, private investors and state funding agencies interested in assisting growing companies within the agri-environmental sector. Management intends to seek equity financing through the sale of the Company's securities.

     The Company must meet monthly operational expenses of approximately $85,000. Currently, the Company has average revenues from operations of approximately $63,000 which creates an operational shortfall of approximately $22,000 per month. However, management believes that additional revenue generated by increased marketing efforts will result in increased sales of the Company's products and ultimately alleviate a substantial portion of the shortfall. Until those revenues eventuate, the Company will be dependent upon outside funding to meet operating requirements.

Results from Operations

     During the first three months of fiscal year 1996, the Company had revenues of $193,174, cost of sales of $86,588, operating expenses of $274,178, other income of $4,580 and an income tax benefit of $17,119. These yielded a net loss of $145,893, compared to a loss of $341,868 for the same period of 1995. The substantial portion of the first quarter 1996 loss was due to three factors: professional fees/consulting fees ($72,443), and depreciation and amortization ($62,702), and interest expense ($31,799). The Company believes that many of the operating and administrative expenses associated with the first quarter loss were due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets. Because of liquidity difficulties, many expenses were paid through the issuance of common stock.

     Management is hopeful that once its products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.

Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of March 31, 1996, the Company's working capital deficit totaled $1,713,504 compared with $1,502,455 at December 31, 1995. The
Company has current liabilities totaling $1,850,899 and no long term debt. At the end of 1995, current liabilities and long term debt were $1,688,297 and $200,000, respectively. During the first quarter of 1996, total liabilities decreased $37,398. Despite the slight reduction in total debt, the Company's working capital deficit has had a direct correlation to the Company's inability to expand and market its products effectively.

     If the Company is unable to obtain some funds in the near future, it will not be able to continue in business. The Company, therefore, continues to seek working capital from several sources, including equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company does feel that it will increase revenues from operations as it moves from the development stage of its products, which has included lengthy and costly time in obtaining EPA approval. With Enviro-Guard's products in the marketplace and with adequate financial support, the Company anticipates revenues to offset on-going expenses. The Company is uncertain, however, as to whether there will be sufficient revenues to cover prior years' obligations.

     As previously stated, the Company's lack of cash has affected its ability to effectively market its products. The marketing strategy will require funds to be fully effect. Accordingly, although the Company anticipates more revenue from its products then it has received in the past, it will not be as profitable as it could be with additional funding for full implementation of its marketing and promotional plans.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Financial Position
            As of March 31, 1996 and December 31, 1995
- -----------------------------------------------------------------

                              ASSETS
                             -------
                                   (Unaudited)
                                March 31, 1996  December 31, 1995
                                --------------  -----------------
   CURRENT ASSETS
   Cash                          $      19,445  $          64,970
   Accounts Receivable                  25,047             25,036
   Inventories                          88,336             95,836
   Prepaid expenses                      4,557                -
                                 -------------  -----------------
       Total Current Assets            137,385            185,842
                                 -------------  -----------------
PROPERTY, PLANT AND EQUIPMENT
   Buildings Lease Hold Improvements   127,119            127,119
   Mining property                   4,352,852          4,370,390
   Equipment                           260,277            261,185
                                 -------------  -----------------
       Total Property, Plant
         and Equipment               4,740,248          4,758,694
   Less accumulated depreciation       202,002            195,672
                                 -------------  -----------------
       Net Property, Plant
        and Equipment                4,538,246          4,563,022
                                 -------------  -----------------
OTHER ASSETS
   Investment in EPA labels, Net of
      amortization                   3,436,167          3,509,807
   Notes receivable                    243,699            250,000
   Deposits                              1,117                967
   Other assets                          4,500             57,200
                                 -------------  -----------------
            Total Other Assets       3,685,483          3,817,974
                                 -------------  -----------------
TOTAL ASSETS                     $   8,361,114  $       8,566,838
                                 =============  =================


             The accompanying notes are an integral
               part of these financial statements.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Financial Position
            As of March 31, 1996 and December 31, 1995
- -----------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
                                   (Unaudited)
                                March 31, 1996  December 31, 1995
                                --------------  -----------------
   CURRENT LIABILITIES
     Accounts payable           $      253,492  $         242,714
     Interest payable                  219,135            203,762
     Income taxes payable               20,489             20,489
     Other accrued liabilities          48,126             26,296
     Notes payable                     997,062            665,514
     Current portion of
      long-term debt                   312,585            529,522
                                --------------  -----------------
          Total Current Liabilities  1,850,889          1,688,297
                                --------------  -----------------
LONG-TERM DEBT,  LESS CURRENT PORTION        -            200,000
                                --------------  -----------------
DEFERRED TAX LIABILITY               1,186,928          1,238,851
                                --------------  -----------------
COMMITMENTS

MINORITY INTEREST                      339,397            339,397
                                --------------  -----------------
STOCKHOLDERS' EQUITY
     Common stock, no - par value;
      20,000,000 shares
      authorized; 11,338,741 and
      10,805,408 shares issued
      and outstanding, respectively  9,088,650          9,059,150
     Common stock subscribed           376,746            376,746
     Accumulated deficit            (4,481,496)       (4,335,603)
                                --------------  -----------------
         Total Stockholders' Equity  4,983,900          5,100,293
                                --------------  -----------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY           $    8,361,114  $       8,566,838
                                ==============  =================
             The accompanying notes are an integral
               part of these financial statements.

                 APPLIED EARTH TECHNOLOGIES, INC.
          Consolidated Statement of Operations for the
        three- Month periods ended March 31, 1996 and 1995
- -----------------------------------------------------------------
                                       Three Months Ended
                                ---------------------------------
                                March 31, 1996     March 31, 1995
                                --------------     --------------
REVENUES                        $      193,174     $      109,322

COST OF SALES                           86,588             51,522
                                --------------     --------------
GROSS PROFIT                           106,586             57,800
                                --------------     --------------
OPERATING EXPENSES
   Salaries, wages and
     benefits                           57,501             73,743
   Consulting                           37,300             18,004
   Business development                  8,105                -
   Travel                                6,959             15,436
   Rent                                  9,779              4,441
   Interest                             31,799             20,177
   Utilities                             5,134              3,589
   Depreciation and amortization        62,702             62,623
   Advertising                           4,174             49,399
   Office                                5,610              9,266
   Taxes and licenses                    3,328              2,693
   Professional fees                    35,143             69,103
   Insurance                             5,595              6,294
   Repairs and maintenance                 488                775
   Miscellaneous                           561             16,528
                                --------------     --------------
        Total Operating Expenses       274,178            352,071
                                --------------     --------------
(LOSS) FROM OPERATIONS                (167,592)         (294,271)
                                --------------     --------------
OTHER INCOME (LOSS)
   Interest                              4,036              2,150
   Royalties                               544                490
  (Loss) on sale of property               -            (109,332)
   Miscellaneous                           -                2,400
                                --------------     --------------
       Total Other Income (Loss)         4,580          (104,292)
                                --------------     --------------
(LOSS) BEFORE INCOME TAX BENEFIT      (163,012)         (398,563)

INCOME TAX BENEFIT                      17,119             56,695
                                --------------     --------------
NET (LOSS)                      $     (145,893)    $    (341,868)
                                ==============     ==============
NET (LOSS) PER SHARE (Primary)  $         (.01)    $        (.04)
NET (LOSS) PER SHARE
 (Fully Diluted)                $         (.01)    $        (.04)

                 Applied Earth Technologies, Inc.
    Consolidated Statement of Changes in Stockholders' Equity
                for the Three Month Periods ended
                March 31, 1995 and March 31, 1996
- -----------------------------------------------------------------

                                          Common Stock
                                          ------------          Common Stock   Accumulated
                                     Shares         Amount       Subscribed      Deficit         Total
                                  ------------   ------------   ------------   ------------   ------------
Balances as of December 31, 1994  8,203,267      $  8,550,140   $    197,450   $ (3,019,122)  $  5,728,468

Common Stock issued for services
 at $.10 to $.35 per share          469,348            79,568            -              -           79,568

Common Stock Subscribed to be
 issued for debt reduction              -                  -          30,000            -           30,000

Conversion of Common
 Stock Subscribed                   359,875           143,950       (143,950)           -              -

Common Stock issued for accrued
 salaries and wages at
 $.40 per share                   70,418          28,167           -             -         28,167

Net (Loss)                          -               -             -       (341,868)    (341,868)
                                  ------------   ------------   ------------   ------------   ------------
Balances as of
 March 31, 1995                      9,102,908   $  8,801,825   $     83,500   $ (3,360,990)  $  5,524,335
                                  ============   ============   ============   ============   ============

Balance as of December 31, 1995     10,805,408   $  9,059,150   $    376,746   $ (4,335,603)  $  5,100,293

Common Stock issued for reduction
 of notes payable at $.06 per share    533,333         29,500            -              -           29,500

Net (Loss)                                 -              -              -         (145,893)     (145,893)
                                  ------------   ------------   ------------   ------------   ------------
Balance as of March 31, 1996        11,338,741   $  9,088,650   $    376,746   $ (4,481,496)  $  4,983,900










             The accompanying notes are an integral
               part of these financial statements.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Cash Flows for the
     Three and Six Month Periods Ended June 30, 1996 and 1995
- -----------------------------------------------------------------
                                       Three Months Ended
                                ---------------------------------
                                March 31, 1996     March 31, 1995
                                --------------     --------------
CASH FLOWS FROM OPERATING
         ACTIVITIES
     Net (loss)                 $     (145,893)    $   (341,868)
 Add items not requiring
    the use of cash:
    Depreciation, amortization
    and non-cash expenses               62,702            176,847
    (Increase) in accounts
    receivable                             (11)          (30,970)
   Decrease in inventories               7,500               -
   (Increase) decrease in
       deposits                           (150)             3,289
 Decrease in notes receivable          6,301                -
     (Increase) in prepaid expenses     (4,557)             (520)
      Increase (decrease) in
       accounts payable                 10,778            (2,831)
     (Decrease) in deferred
       tax credit                      (51,923)          (91,502)
 Increase (decrease) in
    interest payable                    15,373           (13,324)
 Increase in other
   accrued liabilities                  23,830             52,376
                                --------------     --------------
NET CASH FLOWS USED FROM
 OPERATING ACTIVITIES                  (76,050)         (248,503)
                                --------------     --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES
 (Acquisition) reduction in
     property, plant and equipment      18,450            304,365
     Decrease in other assets           52,700                -
     (Increase) reduction
       of intangibles                   17,264             17,538
                                --------------     --------------
NET CASH FLOWS PROVIDED
     FROM INVESTING ACTIVITIES          88,414            321,903
                                --------------     --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Capital contributions                  29,500               -
   Net proceeds from notes payable      15,026            444,865
   Reduction of long term debt        (102,415)         (522,560)
                                --------------     --------------
NET CASH FLOWS (USED)
 FROM FINANCING ACTIVITIES              (57,889)         (77,695)
                                --------------     --------------
TOTAL (DECREASE) IN CASH                (45,525)          (4,295)

CASH AT BEGINNING OF PERIOD              64,970           (1,847)
                                --------------     --------------
CASH AT END OF PERIOD              $     19,445     $     (6,142)
                                ==============     ==============

Applied Technologies, INC.
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------

 The condensed consolidated financial statements of Applied
Earth Technologies, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Applied Earth Technologies, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

 The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation.
The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


                   PART II - OTHER INFORMATION


- -----------------------------------------------------------------
                    ITEM 1.  LEGAL PROCEEDINGS
- -----------------------------------------------------------------

 See Applied Earth Technologies, Inc.'s annual report on Form
10-KSB for the fiscal year ended December 31, 1995.


- -----------------------------------------------------------------
                  ITEM 2.  CHANGES IN SECURITIES
- -----------------------------------------------------------------

 None.

- -----------------------------------------------------------------
                ITEM 3.  DEFAULTS UPON SECURITIES
- -----------------------------------------------------------------

 None.


- -----------------------------------------------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------------

 None.


- -----------------------------------------------------------------
                    ITEM 5.  OTHER INFORMATION
- -----------------------------------------------------------------

 None.


- -----------------------------------------------------------------
            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------------------------------

 (a) Exhibits.  None.

 (b) Reports on Form 8-K.  None


- -----------------------------------------------------------------
                            SIGNATURES

- -----------------------------------------------------------------
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 APPLIED EARTH TECHNOLOGIES, INC.
 (Registrant)



Dated: September 18, 1996               By        /s/
                                        -------------------------
                                        Dale H Christiansen,
                                        Chief Financial Officer