Form 10-Q
period 1996-06-30
SAN DIEGO BANCORP
filed 1996-09-23
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number: 0-10147


                    APPLIED EARTH TECHNOLOGIES, INC.
                    --------------------------------
      (Exact name of registrant as specified in its charter)


               California                       95-355578
               ----------                       ---------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


3335 South 900 East, Suite 230, Salt Lake City, Utah        84106
- ----------------------------------------------------      -----
(Address of principal executive offices)               (Zip Code)


                         (801) 467-5339
                         --------------
        Registrant's telephone number, including area code

                          Not Applicable
             ---------------------------------------
            (Former name, former address, and former
           fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

    Class                         Outstanding as of June 30, 1996
- --------------------------        -------------------------------
Common Stock, No Par Value                             14,135,164

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

     The unaudited balance sheet of the Company as of June 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995, and the unaudited statement of stockholders' equity for the three month periods ended June 30, 1996 and 1995, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.



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

     Enviro-Guard Corporation has developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. ("Diatect"), (incorporated in the State of Kansas in 1989). Diatect has developed and owns the rights to three EPA registered insecticides. Also in August of 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. (incorporated in the State of Kansas in 1982). The principal business activity of D.S.D., Inc., is the manufacturing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides.

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

     On December 30, 1993, the Company acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., ("Actagro") (formerly Actagro, Inc.). Actagro Acquisition, Inc., is a California corporation which manufactures and sells organic based agricultural fertilizer to customers in the Southern San Joaquin Valley. On December 6, 1994, the Company divested itself of Actagro. In the divestiture, the shareholders of Actagro returned 715,063 shares of the Company's common stock for cancellation.

     On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. to more accurately reflect the Company's business operations and to eliminate confusion as to the Company's business that was associated with the Company's prior name.

Ability of the Company to Continue as a Going Concern

     For the six-month period ended June 30, 1996, the Company has incurred a consolidated net loss of $280,594. In addition, at June 30, 1996, current liabilities exceeded current assets by $1,564,017.

     During the first six months of 1996, the Company converted $198,164 in accrued salaries, marketing expenses and other liabilities to equity by issuing 2,544,928 shares of common stock. In the future, management believes there is an additional $600,000 in debt (principally notes payable and accruals) that may be converted to equity during fiscal year 1996. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

     The Company must meet monthly operational expenses of approximately $85,000. Currently, the Company has average revenues from operations of approximately $75,000 which creates an operational shortfall of approximately $10,000 per month. However, management believes that additional revenue generated by increased marketing efforts will result in increased sales of the Company's products and ultimately alleviate a substantial portion of the shortfall. Until those revenues eventuate, the Company will be dependent upon outside funding to meet operating requirements.

     The Company is attempting to obtain additional working capital from several sources, including investment banking firms, private investors and state funding agencies interested in assisting growing companies within the agri-environmental sector. Management intends to seek equity financing through the sale of the Company's securities.

Results from Operations

     During the fiscal quarter ended June 30, 1996, the Company had revenues of $259,624, cost of sales of $134,045, operating expenses of $309,461, other income of $12,376 and an income tax benefit of $36,805. These yielded a net loss of $134,701, compared to a net loss of $117,353 for the same period of 1995. The substantial portion of the second quarter 1996 loss was due to two factors: professional and consulting fees ($102,796), and depreciation and amortization ($62,706). The Company believes the resolution of its legal difficulties in Kansas and the completion of its tardy financial reporting in 1996 will reduce future professional fees. In addition, many of the other operating, administrative and interest expenses associated with the second quarter loss continue to be due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets. Because of liquidity difficulties, many expenses were paid through the issuance of common stock.

     For the six month periods ended June 30, 1996 and June 30, 1995, the company had consolidated revenues of $452,798 and $372,386, respectively. The net losses for the periods totaled
$280,594 in 1996 and $459,220 in 1995.

     Management is hopeful that once its products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.

Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of June 30, 1996, the Company's working capital deficit totaled $1,564,017 compared with $1,502,455 at December 31, 1995. The
Company reports current liabilities totaling $1,774,977 and no long term debt. At the end of 1995, current liabilities and long term debt were $1,688,297 and $200,000, respectively. During the second quarter of 1996, total liabilities decreased $113,320.
The Company's working capital deficit continues to have a direct correlation with the Company's inability to expand and market its products effectively.

     If the Company is unable to obtain some funds in the near future, it will not be able to continue in business. The Company, therefore, continues to seek working capital from several sources, including equity markets and private investors. There is no assurance, however, that these efforts will be successful. The Company does feel that it will increase revenues from operations as it moves from the development stage of its products, which has included lengthy and costly time in obtaining EPA approval. With the Company's products in the marketplace and with adequate financial support, the Company anticipates revenues to offset on-gong expenses. The Company is uncertain, however, as to whether there will be sufficient revenues to cover prior years' obligations.

     As previously stated, the Company's lack of cash has dramatically affected its ability to effectively market the Company's products. The marketing strategy require funds to be fully implemented. Accordingly, while the Company anticipates more revenue from its products than it has received in the past, it will not be as profitable as it could be with additional funding for full implementation of its marketing and promotional plans.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Financial Position
            As of June 30, 1996 and December 31, 1995
- -----------------------------------------------------------------

                              ASSETS
                             -------
                                   (Unaudited)
                                 June 30, 1996  December 31, 1995
                                 -------------  -----------------
   CURRENT ASSETS
 Cash                          $     -        $          64,970
 Accounts receivable                 116,445             25,036
 Inventories                          94,515             95,836
                                 -------------  -----------------

 Total Current Assets              210,960            185,842
                                 -------------  -----------------
   PROPERTY, PLANT AND EQUIPMENT
 Buildings                           127,119            127,119
 Mining property                   4,335,314          4,370,390
 Equipment                           260,277            261,185
                                 -------------  -----------------
 Total Property, Plant
 and Equipment                   4,722,710          4,758,694
 Less accumulated depreciation       201,582            195,672
                                 -------------  -----------------

 Net Property, Plant
 and Equipment                   4,521,128          4,563,022
                                 -------------  -----------------
   OTHER ASSETS
 Investment in EPA labels, net
  of accumulated amortization      3,362,527          3,509,807
 Notes Receivable                    243,699            250,000
 Deposits                              1,117                967
 Other Assets                          4,500             57,200
                                 -------------  -----------------
 Total Other Assets              3,611,843          3,817,974
                                 -------------  -----------------
TOTAL ASSETS                     $   8,343,931  $       8,566,838
                                 =============  =================

             The accompanying notes are an integral
               part of these financial statements.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Financial Position
            As of June 30, 1996 and December 31, 1995
- -----------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
                                   (Unaudited)
                                 June 30, 1996  December 31, 1995
                                 -------------  -----------------
   CURRENT LIABILITIES
 Accounts payable              $     286,758  $         242,714
 Bank overdraft                          465           -
 Interest payable                    241,358            203,762
 Income taxes payable                 20,489             20,487
 Other accrued liabilities            43,035             26,298
 Notes payable                     1,182,872            665,514
 Current portion of long-term debt    -                 529,522
                                 -------------  -----------------
 Total Current Liabilities       1,774,977          1,688,297
                                 -------------  -----------------
LONG-TERM DEBT,
LESS CURRENT PORTION                    -                 200,000
                                 -------------  -----------------
DEFERRED TAX LIABILITY               1,115,319          1,238,851
                                 -------------  -----------------
   COMMITMENTS

MINORITY INTEREST                      339,397            339,397
                                 -------------  -----------------
STOCKHOLDERS' EQUITY
 Common stock, no - par value;
 20,000,000 shares
 authorized;  14,135,164
 and 10,805,408 shares issued
 and outstanding, respectively     9,422,396          9,059,150
 Common stock subscribed             308,039            376,746
 Accumulated deficit             (4,616,197)        (4,335,603)
                                 -------------  -----------------
 Total Stockholders' Equity      5,114,238          5,100,293
                                 -------------  -----------------
TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY         $   8,343,931  $       8,566,838
                                 =============  =================
             The accompanying notes are an integral
               part of these financial statements.
                 APPLIED EARTH TECHNOLOGIES, INC.
          Consolidated Statement of Operations for the
    Three and Six Month Periods Ended June 30, 1996  and 1995
- -----------------------------------------------------------------

                                                    Three Months Ended              Six Months Ended
                                                    ------------------              ----------------
                                              June 30, 1996   June 30, 1995   June 30, 1996  June 30, 1995
                                              -------------   -------------   -------------  -------------
REVENUES                                      $     259,624   $     263,064   $     452,798  $     372,386

COST OF SALES                                       134,045         121,716         220,633        173,238
                                              -------------   -------------   -------------  -------------
GROSS PROFIT                                        125,579         141,348         232,165        199,148
                                              -------------   -------------   -------------  -------------
OPERATING EXPENSES
     Salaries, wages and benefits                    63,536          73,254         121,037        146,997
     Consulting                                      18,506          23,155          55,806         41,159
     Travel                                          14,206           8,154          21,165         23,590
     Rent                                             2,899           9,100          12,678         13,541
     Interest                                        34,677          12,065          66,476         32,242
     Utilities                                        2,237           2,433           7,371          6,022
     Depreciation and amortization                   62,706          60,754         125,408        123,377
     Business Development and Promotion              11,988          37,454          24,267         86,853
     Office                                           6,440           9,057          12,050         18,323
     Taxes and licenses                               1,778           1,750           5,106          4,443
     Professional fees                               84,290          46,454         119,433        115,557
     Bad debts                                          -             9,891            -             9,891
     Repairs and maintenance                            545           3,715           1,033          4,490
     Miscellaneous                                    5,653           4,936          11,809         21,464
                                              -------------   -------------   -------------  -------------
               Total Operating Expenses             309,461         302,172         583,639        647,949
                                              -------------   -------------   -------------  -------------
INCOME (LOSS) FROM OPERATIONS                      (183,882)       (160,824)       (351,474)     (448,801)

OTHER INCOME (LOSS)
     Loss on sale of property                           -               -               -        (109,332)
     Interest Income                                  3,936           6,314           7,972          8,464
     Royalties                                          769             629           1,313          1,119
     Miscellaneous                                    7,671           5,994           7,671          2,101
                                              -------------   -------------   -------------  -------------
               Total Other Income (Loss)             12,376          12,937          16,956       (97,648)
                                              -------------   -------------   -------------  -------------
(LOSS) BEFORE INCOME TAX BENEFIT                   (171,506)       (147,887)       (334,518)     (546,449)

INCOME TAX BENEFIT                                   36,805          30,534          53,924         87,229
                                              -------------   -------------   -------------  -------------
NET INCOME (LOSS)                             $    (134,701)  $    (117,353)  $    (280,594) $   (459,220)
                                              =============   =============   =============  =============
NET (LOSS) PER SHARE (Primary)                $       (.010)  $       (.013)  $       (.022) $      (.045)
                                              =============   =============   =============  =============



             The accompanying notes are an integral
               part of these financial statements.

                 Applied Earth Technologies, Inc.
    Consolidated Statement of Changes in Stockholders' Equity
     for the Three Month Periods ended June 30, 1995 and 1996
- -----------------------------------------------------------------

                                          Common Stock
                                          ------------          Common Stock   Accumulated
                                     Shares         Amount       Subscribed      Deficit         Total
                                  ------------   ------------   ------------   ------------   ------------
Balances as of March 31, 1995        9,102,908   $  8,801,825   $     83,500   $ (3,360,989)  $  5,524,336

Common Stock issued for Debt
 reduction at $.35 per share            97,500         34,125            -              -           34,125

Common Stock issued for services
 at $.06 to $.40 per share           1,080,000         90,000            -              -           90,000

Net (Loss)                                 -              -              -         (117,353)     (117,353)
                                  ------------   ------------   ------------   ------------   ------------
Balances as of June 30, 1995        10,280,408   $  8,925,950   $     83,500   $ (3,478,342)  $  5,531,108
                                  ============   ============   ============   ============   ============

Balances as of March 31, 1996       11,338,741   $  9,088,650   $    376,746   $ (4,481,496)  $  4,983,900

Common Stock issued for cash
 at $.20 per share                     500,000        100,000            -              -          100,000

Common Stock issued for cash
 at $.10 per share                      10,000          1,000            -              -            1,000

Common Stock issued for services
 at $.06 per share                   1,800,000        108,000            -              -          108,000

Conversion of Common Stock
 Subscribed                            274,828         68,707        (68,707)           -              -

Common Stock issued for Debt
 Conversion at $.26 per share          211,595         56,039            -              -           56,039

Net (Loss)                                 -              -              -         (134,701)     (134,701)
                                  ------------   ------------   ------------   ------------   ------------
Balances as of June 30, 1996        14,135,164   $  9,422,396   $    308,039   $ (4,616,197)  $  5,114,238
                                  ============   ============   ============   ============   ============








             The accompanying notes are an integral
               part of these financial statements.

                 APPLIED EARTH TECHNOLOGIES, INC.
           Consolidated Statement of Cash Flows for the
     Three and Six Month Periods Ended June 30, 1996 and 1995
- -----------------------------------------------------------------

                                              Three Months Ended                  Six Months Ended
                                       -------------------------------     -------------------------------
                                       June 30, 1996     June 30, 1995     June 30, 1996     June 30, 1995
                                       -------------     -------------     -------------     -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income (loss)                   $    (134,701)    $    (117,352)    $    (280,594)    $   (459,220)
   Add items not requiring the
    use of cash:
      Depreciation, amortization
      and non-cash expenses                   55,954            60,754           118,660            99,826
  (Increase) in accounts receivable          (91,398)          (60,232)          (91,409)         (91,202)
  (Increase) in advances                         -                (120)              -               (120)
  (Increase) decrease in inventories          (6,179)          (20,000)            1,321          (20,000)
  (Increase) decrease in deposits                -                (150)             (150)            3,159
  (Increase) decrease in prepaid expenses      4,557            (6,000)              -             (6,500)
   Increase in accounts payable               33,266            14,232            44,044            10,772
  (Decrease) in deferred tax liability       (71,609)          (65,338)         (123,532)        (156,840)
   Increase (decrease) in interest payable    22,223             2,940            37,596          (10,384)
   Increase (decrease) in other accrued
    liabilities                               (5,091)           54,590            18,739           107,595
                                       -------------     -------------     -------------     -------------
NET CASH FLOWS USED FROM
 OPERATING ACTIVITIES                       (192,978)         (136,676)         (275,325)        (522,914)
                                       -------------     -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Reduction in property, plant
    and equipment                             17,538            17,538            35,984           322,175
   Decrease in other assets                      -                 -              52,700               _
   Decrease in notes receivable                  -                 150             6,301               150
   Reduction of intangibles                   17,266            17,266            34,530            34,532
                                       -------------     -------------     -------------     -------------
NET CASH FLOWS PROVIDED
 FROM INVESTING ACTIVITIES                    34,804            34,954           129,515           356,857
                                       -------------     -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions                     265,039           124,125           294,539           261,860
   Net proceeds from notes payable               -                 -             200,836           130,343
   Reduction of long term debt              (126,775)              -            (415,000)        (208,038)
                                       -------------     -------------     -------------     -------------
NET CASH FLOWS PROVIDED
     FROM FINANCING ACTIVITIES               138,264           124,125            80,375           184,165
                                       -------------     -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH              (19,910)           22,403           (65,435)           18,108

CASH AT BEGINNING OF PERIOD                   19,445            (6,142)           64,970           (1,847)
                                       -------------     -------------     -------------     -------------
CASH AT END OF PERIOD                  $        (465)    $      16,261     $        (465)    $      16,261
                                       =============     =============     =============     =============

             The accompanying notes are an integral
               part of these financial statements.
Applied Technologies, INC.
Notes to Consolidated Financial Statements
- -----------------------------------------------------------------

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

 (a) Exhibits.  None

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

 APPLIED EARTH TECHNOLOGIES, INC.
 (Registrant)



Dated: September 18, 1996               By   /s/
                                --------------------------
                                Dale H Christiansen,
                                Chief Financial Officer