Form 10QSB
period 1996-09-30
SAN DIEGO BANCORP
filed 1996-11-20
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission file number: 0-10147

                 APPLIED EARTH TECHNOLOGIES, INC.
            ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          California                                          95-3555738
-------------------------------                            -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

3335 South 900 East, Suite 230, Salt Lake City, Utah              84106
----------------------------------------------------            ---------
(Address of principal executive offices)                        (Zip Code)

                          (801) 467-5339
              -------------------------------------------------
        Registrant's telephone number, including area code

                          Not Applicable
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class               Outstanding as of September 30, 1996
      --------------------------    ------------------------------------
      Common Stock, No Par Value                15,998,354


                  PART I - FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

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

     The unaudited balance sheet of the Company as of September 30, 1996, and the related audited balance sheet of the Company as of December 31, 1995, the unaudited related statements of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995, and the unaudited statement of stockholders' equity for the three month periods ended September 30, 1995 and 1996, are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     Applied Earth Technologies, Inc. (the "Company") (formerly San Diego Bancorp), was incorporated under the laws of the State of California on May
19, 1979, for the primary purpose of acting as a bank holding corporation for several subsidiaries, and the principal business was in the industrial loan market conducted through a subsidiary named El Camino Thrift and Loan Association. During several years preceding 1986, the Company incurred substantial losses and during 1986 management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. The Company became a "shell" corporation by December 31, 1986, and had no material operations until September, 1993. On September 21, 1993, the Company acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a corporation incorporated in the State of Utah on May 30, 1991) from Enviro-Guard Holding Corporation (a corporation incorporated in the State of Colorado on June 10, 1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gained controlling stockholder interest in the acquiring corporation (the Company).
The financial statements of Enviro-Guard Corporation are presented on a continuous basis since inception in May of 1991.

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

Management Changes

     On September 18, 1996, Dennis P. Nielsen resigned as Secretary of the Company and as a member of the board of directors. Mr. Dale Christiansen, CFO and Treasurer of the Company, was elected as Secretary of the Company. Mr. Nielsen's board position will remain vacant until the Annual Stockholders Meeting expected to be held during the fourth quarter of 1996.

Ability of the Company to Continue as a Going Concern

     For the nine-month period ended September 30, 1996, the Company has incurred a consolidated net loss of $528,193. In addition, at September 30, 1996, current liabilities exceeded current assets by $1,482,306.

     During the first nine months of 1996, the Company converted $506,751 in accrued salaries, marketing expenses and other liabilities to equity by offering 3,863,468 shares of common stock. In the future, management anticipates the conversion of an additional $500,000 in debt (principally notes payable and accruals) to equity during fiscal years 1996 and 1997. The Company also believes that without additional conversions of debt to equity and restructuring the payment terms of short-term debt, substantial doubt remains as to the Company's ability to meet its current obligations and continue in business. The Company has taken steps to address its insolvency problems by working with its creditors to keep them informed of the Company's progress in meeting outstanding liabilities. For the most part, the Company's creditors have been patient, waiting for payment at a future date.

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

Results from Operations

     During the fiscal quarter ended September 30, 1996, the Company had revenues of $90,331, cost of sales of $43,998, operating expenses of $337,771, other income of $4,559 and an income tax benefit of $39,286. These yielded a net loss of $247,599, compared to a net loss of $145,856 for the same period of 1995. The substantial portion of the third quarter 1996 loss was due to three factors: the seasonal downturn in agriculture related product sales, higher professional fees ($99,218) incurred in bringing the Company back into SEC compliance, and depreciation and amortization expense ($62,710). The Company does not expect professional fees in future reporting periods to be as high as those incurred during this reporting period. The Company believes that many of the operating and administrative expenses associated with the third quarter loss were due, in part, to insufficient cash flow and the illiquid nature of the Company's non-current assets.

     For the nine month period ended September 30, 1996, the company had consolidated revenues of $543,129. The net loss for the nine-month period totaled $528,193.

     Management is hopeful that once its products are in the marketplace, the losses from operations the Company currently suffers will be alleviated by increased sales revenue and profitability. Currently, the Company has not had the working capital to effectively market its products.

Liquidity and Capital Resources

     The Company has a severe working capital deficit. As of September 30, 1996, the Company's working capital deficit totaled $1,482,306 compared with $1,502,455 at December 31, 1995. The Company has current liabilities totaling $1,641,829 and no long term debt at September 30, 1996, a decrease of $133,148 from the end of the prior quarter. At the end of 1995, current liabilities
and long term debt were $1,688,297 and $200,000, respectively.   The Company's
working capital deficit continues to have a direct correlation with the Company's inability to expand and market its products effectively.

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

Subsequent Events

     On October 24, 1996, the Company entered into a letter of commitment with Security National Land and Mortgage Corporation for a commercial $3 million loan. The proceeds of the loan are to be used for product and inventory development, marketing, plant facility development, repayment of short term notes and operating capital. The loan is to close approximately 30 days from the date of the letter of commitment.


FINANCIAL STATEMENTS
                           APPLIED EARTH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                (Unaudited)      December 31,
                                               Sept. 30, 1996        1995
                                               --------------   --------------
                                     ASSETS
CURRENT ASSETS
  Cash                                           $      3,368           64,970
  Accounts receivable                                  73,492           25,036
  Inventories                                          82,663           95,836
                                                 ------------     ------------
          Total Current Assets                        159,523          185,842
                                                 ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
  Building                                            127,119          127,119
  Mining property                                   4,318,346        4,370,390
  Equipment                                           260,277          261,185
                                                 ------------     ------------
          Total Property, Plant and Equipment       4,705,742        4,758,694
  Less accumulated depreciation                       207,912          195,672
                                                 ------------     ------------
  Net Property, Plant and Equipment                 4,497,830        4,563,022
                                                 ------------     ------------
OTHER ASSETS
  Investment in EPA labels, Net of amortization     3,288,887        3,509,807
  Notes receivable                                    240,472          250,000
  Deposits                                              1,117              967
  Other assets                                         11,429           57,200
                                                 ------------     ------------
          Total Other Assets                        3,541,905        3,817,974
                                                 ------------     ------------
TOTAL ASSETS                                     $  8,199,258     $  8,566,838
                                                 ============     ============



                           APPLIED EARTH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                               (Unaudited)      December 31,
                                              Sept. 30, 1996        1995
                                              --------------   --------------
                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                              $    261,009     $    242,714
 Interest payable                                   209,657          203,762
 Income taxes payable                                20,489           20,487
 Other accrued liabilities                           52,908           26,298
 Notes payable                                    1,097,766          665,514
 Current portion of long-term debt                        -          529,522
                                                -----------      -----------
         Total Current Liabilities                1,641,829        1,688,297
                                                -----------      -----------
LONG-TERM LIABILITIES
 Long-Term debt, less current portion                     -          200,000
                                                -----------      -----------

DEFERRED TAX LIABILITY                            1,042,806        1,238,851
                                                -----------      -----------
COMMITMENTS                                               -                -
MINORITY INTEREST                                   339,397          339,397
                                                -----------      -----------
STOCKHOLDERS' EQUITY
 Common stock, no par value; 20,000,000 shares
  authorized; 15,998,354 and 10,280,408 shares
  issued and outstanding, respectively            9,703,458        9,059,150
 Common stock subscribed                            335,564          376,746
 Accumulated deficit                             (4,863,796)      (4,335,603)
                                                -----------      -----------
 Total Stockholder's Equity                       5,175,226        5,100,293
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 8,199,258      $ 8,566,838
                                                ===========      ===========


                 APPLIED EARTH TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1996 AND 1995

                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                    SEPT. 30,       SEPT. 30,        SEPT. 30,       SEPT. 30,
                                       1996           1995              1996            1995
                                   (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                  ------------     ------------     ------------    ------------
REVENUES                           $   90,331       $ 126,426        $  543,129      $  498,812

COST OF SALES                          43,998           87,501          264,631         260,739
                                   ----------       ----------       ----------      ----------
GROSS PROFIT                           46,333           38,925          278,498         238,073
                                   ----------       ----------       ----------      ----------
OPERATING EXPENSES
 Salaries, wages and benefits          59,850           67,761          180,887         214,758
 Consulting                            42,680            1,900           98,486          43,059
 Travel                                 4,048            8,870           25,213          32,460
 Rent                                   2,734            3,800           15,412          17,341
 Interest                              33,178           12,810           99,654          45,052
 Utilities                              3,500            3,100           10,871           9,122
 Depreciation and amortization         62,710           60,754          188,118         184,131
 Business Development and Promotion     8,781            3,424           33,048          90,277
 Office                                 6,252            8,088           18,302          26,411
 Taxes and licenses                     8,550           16,882           13,656          21,325
 Professional fees                     99,218            4,196          218,651         119,753
 Repairs and Maintenance                1,000            2,848            2,033           7,338
 Miscellaneous                          5,276           15,901           17,085          47,256
                                    ---------       ----------       ----------      ----------
     Total Operating Expenses         337,777          210,334          921,416         858,283
                                    ---------       ----------       ----------      ----------
OPERATING (LOSS)                     (291,444)        (171,409)        (642,918)       (620,210)

OTHER INCOME (LOSS)
 Gain (loss) on sale of property            -            1,473                -        (107,859)
 Interest/Income                        3,908            4,062           11,880          12,526
 Royalties                                650                -            1,963               -
 Miscellaneous                              1            6,358            7,672           9,577
                                    ---------       ----------       ----------      ----------
     Total Other Income (Loss)          4,559           11,893           21,515         (85,756)
                                    ---------       ----------       ----------      ----------
(LOSS) BEFORE INCOME TAX BENEFIT     (286,885)        (159,516)        (621,403)       (705,966)

INCOME TAX BENEFIT                     39,286           13,660           93,210         100,889
                                    ---------       ----------       ----------      ----------
NET (LOSS)                          $(247,599)      $ (145,856)      $ (528,193)     $ (605,077)
                                    =========       ==========       ==========      ==========
NET (LOSS) PER SHARE (Primary)      $   (.017)      $    (.014)      $   (.035)     $    (.059)
                                    =========       ==========       ==========       =========

                APPLIED EARTH TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTH PERIODS ENDED
                  SEPTEMBER 30, 1996 AND 1995

                                    Common Stock         Common Stock   Accumulated

                               Shares        Amount       Subscribed      Deficit        Total
                             -----------   -----------   ------------   -----------   -----------
Balances as of June 30,
 1995                        10,280,408    $ 8,925,950   $   83,500    $(3,478,342)  $ 5,531,108

Common stock subscribed for
 accrued salaries, wages
 and marketing expenses               -              -      145,819              -       145,819

Net (Loss)                            -              -            -       (145,856)     (145,856)
                             ----------     ----------    ----------     ----------    ----------
Balances as of September
 30, 1995                    10,280,408    $ 8,925,950       229,319     (3,624,198) $ 5,531,071
                             ==========    ===========    ==========     ==========    ==========


Balances as of June 30,
 1996                        14,135,164    $ 9,422,396    $ 308,039    $(4,616,197)  $ 5,114,238

Conversion of common stock
 subscribed                     544,650        136,213     (136,213)             -             -

Common stock issued for
 services at $.25 per share     187,752         46,938            -              -        46,938

Common stock issued for
 consulting and debt
 reduction at $.06 per share  1,130,788         97,911            -              -        97,911

Common stock subscribed for
 debt conversion                      -              -      163,738              -       163,738

Net (Loss)                            -              -            -       (247,599)     (247,599)
                             ----------     ----------    ----------     -----------   ----------
Balances as of September
 30, 1996                    15,998,354     $9,703,458    $ 335,564    $(4,863,796)  $ 5,175,226
                             ==========    ===========   ==========     ==========    ==========


                APPLIED EARTH TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE AND NINE MONTH PERIODS ENDED
                  SEPTEMBER 31, 1996 AND 1995

                                            FOR THE                          FOR THE
                                  THREE MONTHS ENDED SEPT. 30,      NINE MONTHS ENDED SEPT. 30,
                                      1996             1995            1996             1995
                                   (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                  ------------     ------------    ------------     ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income (loss)                  $ (247,599)      $ (145,856)     $(528,193)       $(605,076)
 Add items not requiring
 the use of cash:
  Depreciation, amortization and
  non-cash expenses                     62,710           60,754        181,370          160,580
 (Decrease) increase in accounts
  receivable                            42,953           25,408        (48,456)         (65,774)
 (Increase) decrease in advances             -                -              -             (120)
 (Increase) in inventories              11,852           (7,509)        13,173          (27,509)
 (Increase) decrease in deposits             -             (200)          (150)           2,939
 (Increase) decrease in prepaid
  expenses                                   -                -              -           (6,500)
 Increase (decrease) in accounts
  payable                              (25,749)          (9,989)        18,295              783
 (Decrease) in deferred tax
  liability                            (72,513)         (48,465)      (196,045)        (205,305)
 Increase (decrease) in interest
  payable                              (31,701)          12,788          5,895            2,404
 Increase (decrease) in other
  accrued liabilities                    7,873          (83,478)        26,612           24,117
                                    ----------       ----------     ----------        ---------
NET CASH FLOWS USED FROM
 OPERATING ACTIVITIES                 (252,174)        (196,547)      (527,499)        (719,461)
                                    ----------       ----------     ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Reduction in property,
  plant and equipment                   16,968           17,536         52,952          339,711
 Decrease in other assets               (6,935)               -         45,765                -
 Decrease in notes receivable            3,227                -          9,528              150
 Reduction of intangibles               17,266           17,266         51,796           51,798
                                    ----------       ----------     ----------        ---------
NET CASH FLOWS PROVIDED (USED)
 FROM INVESTING ACTIVITIES              30,526           34,802        160,041          391,659
                                    ----------       ----------     ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contributions                 308,587          145,819        603,126          407,679
 Net proceeds (reductions) from
  notes payable                        (83,106)          10,000        117,730          140,343
 Reduction in long term debt                 -                -       (415,000)        (208,038)
                                    ----------       ----------     ----------        ---------
NET CASH FLOWS PROVIDED (USED) FROM
 FINANCING ACTIVITIES                  225,481          155,819        305,856          339,984
                                    ----------       ----------     ----------        ---------
TOTAL INCREASE (DECREASE) IN CASH        3,833           (5,926)       (61,602)          12,182

CASH AT BEGINNING OF PERIOD               (465)          16,261         64,970           (1,847)
                                    ----------       ----------     ----------        ---------
CASH AT END OF PERIOD               $    3,368       $   10,335     $    3,368        $ 10,335
                                    ==========       ==========     ==========        =========


                 APPLIED EARTH TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIALS STATEMENTS

     The condensed consolidated financial statements of Applied Earth Technologies, Inc. included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Applied Earth Technologies, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Applied Earth Technologies, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

     The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair representation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                   PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     See Applied Earth Technologies, Inc.'s annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

                  ITEM 2.  CHANGES IN SECURITIES

     None.

                ITEM 3.  DEFAULTS UPON SECURITIES

     None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                    ITEM 5.  OTHER INFORMATION

     None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Financial Data Schedule, See Exhibit 27

     (b)  Reports on Form 8-K.  None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED EARTH TECHNOLOGIES, INC.
(Registrant)

Dated: November 19, 1996

By /s/ Dale H Christiansen
Chief Financial Officer