Form 10KSB
period 1998-12-31
DIATECT INTERNATIONAL CORP
filed 2000-07-06
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                      Commission File number:  0-10147

                     DIATECT INTERNATIONAL CORPORATION
                (formerly APPLIED EARTH TECHNOLOGIES, INC.)
                -------------------------------------------
            (Exact name of registrant as specified in charter)

             California                                   95-355578
             ----------                                   ---------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  1134 North Orchard, Suite 208, Boise, Idaho                      83706
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code:  (208) 342-2273

          Securities registered pursuant to section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
               None                                    N/A
               ----                                    ---
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

     State the issuer's revenues for its most recent fiscal year:  $123,483

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. At December 31, 1998, the aggregate market value of the voting stock held by nonaffiliates was $1,080,792. The average of the bid and asked price of such stock on December 31, 1998, was $0.075 per share.

     At December 31, 1998, the registrant had 19,535,231 shares of common stock, no par value, issued and outstanding.

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

                           TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                         4
ITEM 2.  PROPERTIES                                                      12
ITEM 3.  LEGAL PROCEEDINGS                                               13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           15

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         15
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                               16
ITEM 7. FINANCIAL STATEMENTS                                             18
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                             18
PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT              19
ITEM 10. EXECUTIVE COMPENSATION                                          23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  27
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  29

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                30

                                  PART I
                             ITEM 1.  BUSINESS

IMPORTANT NOTICE TO THE READER
-----------------------------
ON JUNE 4, 1998, APPLIED EARTH TECHNOLOGIES, INC., CHANGED ITS NAME TO DIATECT INTERNATIONAL CORPORATION. THIS REPORT IS BEING FILED ON OR ABOUT MARCH 31, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO DECEMBER 31, 1998. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

General
-------
Originally incorporated under the name of San Diego Bancorp, in the State of California on May 19, 1979, Diatect International Corporation (the"Company") has undergone two name changes. San Diego Bancorp was formed for the primary purpose of acting as a bank holding corporation. During 1986, management decided to discontinue all operating activities, and liquidate the remaining assets and liabilities. Thereafter, the Company had no material operations until September, 1993, when it acquired Enviro-Guard Corporation. On August 22, 1996, the Company changed its name to Applied Earth Technologies, Inc., to better reflect the business activities, which primarily consist of developing and marketing pesticide products. The State of California subsequently requested the Company to make another name change because the state had previously granted the name "Applied Earth Technologies, Inc." to an unrelated business entity. In response to this request, the Company changed its name to Diatect International Corporation effective June 5, 1998.

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

The Company has obtained EPA registrations and labels necessary for the production and marketing of its insecticides. The approval by the EPA of the Company's labels is significant due to the time and cost associated with EPA approval which can take years and cost millions of dollars. Due to the time it took to obtain EPA approval, the Company did not begin the commercial marketing of its products until late 1993.

On September 21, 1993, the Company acquired 100% of the outstanding common stock of Enviro-Guard Corporation (a Utah corporation formed on May 30, 1991) from Enviro-Guard Holding Corporation (a Colorado corporation formed on June 10, 1987). This transaction was accounted for as a reverse acquisition whereby the acquired corporation (Enviro-Guard Corporation) gained controlling stockholder interest in the acquiring corporation (the Company).

Enviro-Guard Corporation had, through its subsidiaries, developed a line of organically-based insecticide products made from natural compounds with the objective of achieving environmentally-friendly, yet effective results. In August 1992, Enviro-Guard acquired 100% of the outstanding common stock of Diatect International, Inc. ("Diatect"), a Kansas corporation. Diatect has developed and owns the rights to three Environmental Protection Agency ("EPA") registered insecticides. Also in August 1992, Enviro-Guard acquired 100% of the outstanding common stock of D.S.D., Inc. ("D.S.D.", a Kansas corporation. The principal business activity of D.S.D. is the marketing and sale of cattle dusters and mineral feeders as well as the blending and sale of various agricultural related insecticides. Dr. Scratch Company, Inc., a subsidiary of D.S.D., manufactures cattle dusters, mineral feeders and animal-actuated insecticide applicators.

     On December 18, 1992, Enviro-Guard Corporation completed negotiations to acquire 90.14% of the outstanding common stock (891,250 shares) of White Mountain Mining and Manufacturing, Inc. ("White Mountain"), an Idaho Corporation. White Mountain owns 83 unpatented BLM mining claims located in Malheur County, Oregon. The purpose of this mining property acquisition was for the Company to have a source of insecticidal-quality DE, an important organic ingredient for the Company's products. On December 3, 1995, Enviro-Guard pledged the 705,873 shares of White Mountain stock it owned on a joint obligation of Enviro-Guard and the Company. On June 1, 1998, the noteholder foreclosed on the stock for failure to pay the indebtedness. The noteholder subsequently sold said shares to an affiliate of Environmental Products & Technology, Inc. ("EP&T"), a Utah corporation. This sale to EP&T had been arranged by the Company pursuant to an agreement with EP&T dated May 15, 1998, whereby EP&T would enter into a joint venture with the Company for the purpose of mining the White Mountain claims in consideration for which EP&T would convey the White Mountain stock to the Company, subject to a security interest in EP&T for the purchase price of said stock paid by EP&T (or its affiliates) to the noteholder. The Company claims that EP&T has breached this agreement. SEE ITEM 3, LEGAL PROCEEDINGS.

The Company has a shortage of working capital, which is likely to continue unless the Company increases substantially its sales revenue or obtains additional working capital through equity sources. The report of the Company's auditor included with this annual report on Form 10-KSB contains a modification relating to the Company's ability to continue as a going concern. (See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION and
ITEM 7. FINANCIAL STATEMENTS. )

Industry
--------
According to information published in the U.S. Department of Agriculture "Agriculture Statistics (1993)" and the U.S. Department of Commerce Statistical Abstract (119th ed.), over the past ten years, the worldwide market for pesticides grew by 30% as the total amount of acreage planted continued to increase in the United States and the world. Pesticide consumption in dollar terms is expected to grow 4.4% per year through 2003, compared with 3% during 1983-93. Agriculture is the largest end-user sector for insecticides, followed by commercial, industrial, home, garden and government applications. The United States spent approximately $3.3 billion in 1980 for agricultural pesticides and $8.8 billion in 1997, representing an increase of 267% over a 17-year period.

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

A 1996 Gallup poll reported that 92% of farmers want to use safer pesticides and 66% favored tougher enforcement of pesticide misapplication penalties.

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

Over the past several years, chemical companies have voluntarily dropped the registration of approximately 28 active ingredients and 5,000 pesticide products that were in use at the time of cancellation. Additionally, since insecticides were first used in the 1940's, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products. Insecticide resistance have cost an estimated $1.4 billion a year in crop losses in the United States alone.

Products
--------
The Company recognizes the future demands for environmentally acceptable insecticide products in all agriculture-related industries worldwide. Its business plan calls for formulations which were natural in composition; components which, as stand-alone insecticides, were efficient, non-toxic, user and environmentally friendly, yet cost-effective.

The active ingredients used in the Company's products are diatomaceous earth ("DE"), pyrethrin and piperonyl butoxide. DE is a naturally occurring mineral deposit resulting from microscopic single-celled plants called diatoms which took the minerals from the water and created protective shells for themselves. As they died and their shells drifted to the bottom of the sea beds, vast deposits were created. One of the numerous uses for DE is as a natural insecticide, since it causes severe mechanical cutting damage to insects akin to the damage of broken glass swallowed by humans.

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

Pyrethrins are oily liquid esters extracted from the pyrethrum flower, the "African Daisy." The extract is a "botanical insecticide" and acts on insects with phenomenal speed causing paralysis. Research has determined that Pyrethrin is virtually harmless to mammals, i.e., warm-blooded life.
Pyrethrin affects both the peripheral and central nervous system of the insect. Initially, it stimulates nerve cells to produce repetitive discharges, quickly leading to paralysis.

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

Diatect Multi-Purpose Insecticide, EPA Registration No. 42850-2. Distributed in the agriculture market, the largest end-user market for insecticides; commercial; industrial; and government markets as "Diatect Multi-Purpose Insecticide." This insecticide is approved by the EPA for use in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc., under the least hazardous classification and is effective on a wide variety of insects. The insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

The above product is distributed in the retail market for use in the home and garden markets under the trade name "Results" under the following retail labels:

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

     Diatect Pet Powder, EPA Registration No. 42850-3. Marketed on a retail basis under the trade name "Results."

     Diatect II Multi-Purpose Insecticide, EPA Registration No. 42850-4. The Diatect II product is formulated using a larger measure of pyrethrin (.2%) which provides a quicker, more positive knockdown. Designed and approved for use in the same applications as the No. 42850-2 formulation (which contains
 .1% pyrethrin), the user receives a significantly better return on their insecticide dollar using Diatect II because of its added knockdown strength. This insecticide product can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

     Diatect V Insecticide, EPA Registration No. 42850-5. The Diatect V product was designed and formulated to meet the needs of that part of the agriculture industry which requires insecticides with no synthetic ingredients. Using a powerful bug-killing measure of pyrethrin (.5%) blended with DE, one of natures best known insecticides, Diatect V becomes the product of choice for those users requiring a chemical free insecticide.

The Company believes, the Diatect and Results products are far more effective than major competitive synthetic chemical products.

Regulatory Approval
-------------------
All insecticides, in general, purchased in stores today must, by law, have EPA-approved labels that disclose various required information about the product. These insecticide labels provide an extensive amount of information and indicate that the insecticide has been tested, evaluated, and regulated by the EPA. In fact, no insecticides can be legally registered, much less sold, without going through these procedures.

Toxicity
--------
Toxicity is the quality, state or degree of being poisonous. All too often people think of toxicity as poisoning that is caused by ingesting a small amount of some substance. However, almost any chemical is potentially toxic given enough of it and the right circumstances. In fact, every homeowner has cabinets in their bathroom, kitchen, or garage that contain bottles of substances, that if ingested, inhaled, or spread on the skin, may cause harm. Even something as seemingly innocuous as table salt, is potentially toxic, if sufficiently large quantities are ingested.

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

Toxicity Category       Signal Words (required on             Oral LD50          Probable Lethal
                        an insecticide label by EPA)            (mg/kg)           Adult Human Dose (1)
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

(1)  Toxicity of Insecticides and Determining the LD50,"  Kenneth J. Stein and F. William Ravlin, Department of
Entomology, Virginia Polytechnic Institute and State University, 1995

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

Competition
-----------
The principal players in the U.S. plant care industry, particularly the insecticide industry, are major companies such as Dow, DuPont, Monsanto, Shell Oil and Ortho. Those companies all have more extensive resources than the Company and have established product recognition and loyalty. The Company believes, however, that by focusing on the non-synthetic insecticides, it is able to acquire market niches which have not been a focus of the larger, better established companies. The Company believes it has an advantage in the products and market niche it has identified in that it has already obtained EPA approval of its products and labels. The EPA approval is important due to the time and cost associated with receiving such approval which can take years and be extremely costly.

Management Changes
------------------
In May, 1997, Ross S. Wolfley resigned as President of the Company and George
H. Henderson was elected to that position. With the resignation of Dale Christiansen as Chief Financial Officer, Mr. Henderson assumed the responsibilities of Treasurer. When Elwynn S. Hewlett passed away in December, 1997, Mr. Henderson was elected Chairman of the Board.

In August 1997, Robert B. Crouch resigned as the Secretary of the Company and was succeeded by John L. Runft.

     In December, 1997, Stewart Hyndman was elected to the Board of Directors. In March 1999, Jay W. Downs was appointed to the Board of Directors. In February 2000, Ross Wolfley resigned from the Board of Directors. Currently, the Board of Directors is made up of George H. Henderson, John L. Runft, Robert B. Crouch, Jay W. Downs, M. Stewart Hyndman, David J. Black, and Michael McQuade.

Offices, Employees and Subsidiaries
-----------------------------------
The Company's executive offices are located at 221-A West 37th Street, Boise, Idaho. George Henderson and John Runft provide administrative services to the Company on an as-needed basis.

Diatect International, Inc., a Kansas corporation, is a wholly-owned subsidiary through which the Company's production operations are conducted. Its administrative offices are located at Highway 36 East, Smith Center, Kansas. The plant facility is located at 108 East Schoolhouse Road in Lebanon, Kansas. The plant facility utilizes two full time at-will employees, and hires additional laborers as needed.

Magic International, Inc., a wholly-owned subsidiary, was acquired by the Company for the purposes of conducting the Company's marketing operations. Its executive offices are located at 221-A West 37th Street in Boise, Idaho. As of this filing, Magic International, Inc. has no employees.

                            ITEM 2.  PROPERTIES

DIC Corporate       221-A West 37th Street      1,800 sq. ft.   Lease   Brick
Executive Offices   Boise, Idaho

The lease on this property is month to month at a rate of $550 per month.

DII                 East Highway 36             1,000 sq. ft.   Lease   Brick
Administration      Smith Center, KS

The lease on this property is month to month at a rate of $260 per month.

DII Plant and       108 E. Schoolhouse Rd      25,000 sq. ft.   Own     Brick
Facilities          Lebanon, KS

The Company owns this facility outright. See Note 4 to the financial statements.

MII                 221-A West 37th Street      1,000 sq. ft.   Lease   Brick
Administration      Boise, Idaho

                     ITEM 3.  LEGAL PROCEEDINGS

Concluded Litigation
--------------------
Gruntal & Co., Inc. vs. San Diego Bancorp, et al; San Diego Bancorp vs. Gruntal & Co., Inc. and David Gorobetz, 94 CIV 5366 PKL, in the U.S. District Court, for the Southern District of New York. In October, 1997, the long, stale litigation between Gruntal and Diatect was settled. A registered representative of Gruntal and other independent broker/dealers instituted a fraudulent market in the common stock of the Company and other corporations during 1994. Once the scheme was discovered, Gruntal reacted by suing all the brokers involved and all of the companies whose stocks were affected, despite evidence provided to Gruntal by the Company that it was not involved in the scheme of the brokers. Thereafter, Gruntal dumped the Company's stock into the over-the-counter market, thereby destroying its value. The Company instituted a counterclaim against Gruntal which was dismissed by the Court on jurisdictional grounds. The Company entered into a settlement requiring the malfeasing brokers to confess judgment and pay fines, and Gruntal and the Company's (then Applied Earth Technologies, Inc.) settling and waiving all claims against each other, with each bearing its own costs and expenses. The SEC commenced a separate action against the subject brokers.

San Diego Bancorp, et al vs. A. E. Smith, Case No. 95-C-48, in the District Court of Smith County, Kansas. Pursuant to court-ordered mediation, this matter was settled by court Journal Entry confirming settlement on March 15, 1996. All claims and transfers of assets by both parties were completed pursuant to the settlement by the end of March, 1997. All final issues concerning certain alleged non-included assets were resolved by the court's Memorandum of Decision issued on September 10, 1997.

Diatect International Corporation, et al vs. Results Insecticide, Inc., et al, Case No. 79 180 0062-98, before the American Arbitration Association; Diatect International Corporation, et al vs. Results Insecticide, Inc., et al, Case No. 98-CV-268 in the U.S. District Court of the District of Idaho. Diatect commenced the arbitration and filed a declaratory judgment action in U.S. District Court on the information and belief that Results and its affiliates were undertaking an attempt to seize assets of Diatect and its subsidiaries through the specious allegations of breach leveled in May, 1998.

The outcome of this arbitration and litigation effectively terminated all of Results' rights under the long-term Distribution Agreement with the Company and allowed the Company to repay the note and sever all relationships with Results.

Resolved Creditor Cases
-----------------------
A number of creditors had instituted proceedings against the Company and/or its subsidiaries. To the best of the Company's knowledge all of the following proceedings have been resolved, either through a stipulated settlement which was paid or judgment satisfied.

     (a) Doorpack, Inc. vs. Enviro-Guard Corporation. Per agreement of 11/04/97, which was subsequently revised several times, this account was settled for the sum of $5,000 paid in installments. The last installment paid the settlement amount in full on May 26, 1998.

     (b) Terry Coffin vs. Enviro-Guard Corporation, et al. An original judgment in the sum of $28,425.47 issued on 06/21/95 was paid down in installments and was finally paid in full on October 2, 1997. The corporation received a Satisfaction of Judgment from the plaintiff which was filed of record in the Fourth District Court of Idaho.

     (c) International School of Kenya vs. Enviro-Guard Corporation, et al. The judgment in the sum of $20,143.32 obtained on 10/13/95, was paid down to $19,200. The balance in the sum of $19,200 was paid in full by Jay Downs, a director of the Company, on July 18, 1997. In order to reimburse Mr. Downs for his payment of said judgment, Diatect issued to Mr. Downs a promissory note dated July 18, 1997 in the sum of $19,200 bearing interest at the rate of 12% per annum.

     (d) Snelgrove Travel Center vs. Enviro-Guard. This judgment in the sum of $2,107 entered on 01/22/96 has been satisfied in full.

     (e) Utah Paper Box Company, Inc. v. D.S.D. (a former subsidiary of the Company). A judgment was obtained in the sum of $3,966.19 on May 27, 1997. This judgment was satisfied in full on March 4, 1998.

     (f) Ray Montgomery, Jr., et al v. Diatect International, Inc., Case No. 97C32, in the District Court of Smith County, Kansas. This was a slip-and-fall case by the husband of an employee of the corporation filed July 10, 1997. The defense of the case was handled by Diatect's insurer, State Farm Insurance Company, pursuant to its premises liability policy No. 91-BK-8665-4. The case was settled and an order for its dismissal was entered on April 13, 1998.

Unresolved Judgments and Litigation Against the Company
-------------------------------------------------------
     (a) Ogilvy, Adams & Rinehart vs. San Diego Bancorp (Diatect), et al, Civil No. 966-901-407FJ, in the District Court for the Third Judicial District Court, Salt Lake County, State of Utah. Ogilvy obtained a judgment against the Company on November 1, 1995 in the sum of $24,345.94. To that amount have been added at least several thousand dollars in attorney's fees in supplemental proceedings commenced in March, 1996 in an effort to collect on the judgment. A number of attempts were made by the parties in 1995 and 1996 to settle this matter. The entire judgment amount plus attorney's fees remains unpaid and the total amount of the judgment, interest thereon, and attorney's fees are estimated to now be approximately $36,000.

Since mid-1996 there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next 12 months, Diatect does anticipate some activity in this matter during that period.

     (b) Craig Hunt, et al vs. Applied Earth Technologies, Inc., et al (Diatect), Case No. BC-184323 in the Superior Court of the State of California for the County of Los Angeles. This was an action for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees, and was filed on January 15, 1998. This action had to be defended for the reason that the plaintiff sued Diatect and all of its directors personally. Eventually the directors were dismissed as a matter of law on partial summary judgment. The case then became one of a fight over attorney's fees. Diatect offered to settle the case for $60,000, whereas plaintiffs demanded over $70,000. The case went to trial and a final judgment against Applied Earth Technologies was rendered on February 1, 1999 in the sum of $61,543.31. This judgment is presently outstanding and unpaid. To date, plaintiffs have made no attempt to collect on this judgment.

     (c) Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC, vs. Applied Earth Technologies (Diatect), Case No. 98-C-60, in the District Court of Smith County, Kansas. This action was commenced on November 17, 1998 by Diatect's former legal counsel to collect legal fees and costs. The action was not contested. Plaintiff is expected to be awarded judgment against Diatect in the amount of $42,165.94 plus post-judgment interest. This judgment remains outstanding and unpaid. Plaintiffs have represented to principals of Diatect that they will not attempt to collect on this judgment in the foreseeable future and that they desire to have a judgment in place as a matter of record, and that in the near future they desire to work out a compatible payment arrangement.

     (d) Mid-America Venture Capital Fund, Inc. vs. San Diego Bancorp, Case No. CV 97-13667 in the Superior Court of the State of Arizona, in and for the County of Maricopa. This action was brought on July 23, 1997, against the Company for its failure to pay loans on two promissory notes totaling $35,000. The Company stipulated to the entry of judgment on August 4, 1997 in the amount of $39,335.82, including principal, interest, attorney's fees and costs. Following entry of the stipulated judgment, the parties worked out a payment schedule against which has been paid a total of $4,000. The Company is currently in arrears on said schedule. The judgment creditor has been patient so long as Diatect has made sporadic payments.

     (e) Mike Glazer vs. Diatect International, Inc., Case No. 99 C 111 in the Ninth Judicial District, McPherson County, Kansas. This is a case by a consultant for services allegedly rendered in 1996 to the Company's subsidiary, for which plaintiff seeks payment in the sum of $17,230.33. The Company has chosen not to contest this case because of the ratifying documentation.

Possible or Threatened Litigation Against Diatect
-------------------------------------------------
The Company is not aware of any threatened litigation against it or its subsidiaries. On the other hand, there remains a possibility of litigation against the Company and/or its subsidiaries being brought by creditors - particularly those holding delinquent accounts. The Company has been diligent in working with its creditors and, as of the date of this report, all creditors who have not already filed litigation appear to be forebearing and accepting the measures taken by the Company in addressing the indebtedness.

A previously reported area of concern involved the promised distribution of the Company's common stock held by Enviro-Guard Holding Corporation ("ENVC"), a Colorado corporation. The common stock in question was issued to ENVC in the reverse acquisition in 1993, wherein the assets of ENVC were transferred to the Company in consideration for 3,552,710 shares the Company's common stock. The assets transferred consisted of all of the stock of Enviro-Guard, which in turn owned Diatect International, Inc., and D.S.D., Inc., the latter of which owned Doctor Scratch Co., Inc., and the above-referenced 705,873 shares of White Mountain and the contract to purchase an additional 185,377 White Mountain shares. In conjunction with the reverse acquisition, the stockholders of ENVC were promised that ENVC would pay to its stockholders a liquidation dividend consisting of a prorated distribution to said ENVC stockholders of the the Company's common stock held by ENVC. Many of the ENVC stockholders were already shareholders in the Company. There were threats of litigation by shareholders against ENVC and the Company as parties to the reverse acquisition.

Finally, all the conditions precedent allowing ENVC to distribute the Company's shares to the ENVC shareholders as a dividend distribution were met as of June 1, 1997. Accordingly, in August, 1997, ENVC distributed it's the Company's shares to ENVC's shareholders on a prorata, dividend basis as an exempt transaction pursuant to exemption from registration of securities set forth in Section 4(a) of the Securities Act of 1933, as amended, and Rule 145(d)(3) of the Securities and Exchange Commission as a sale and distribution of securities by a person other than an issuer, underwriter or dealer. Said distribution having been so completed through the Company's transfer agent, Interwest Transfer Company, Salt Lake City, Utah, in August, 1997, and there having been no demands or claims made relevant to said distribution since that time, it appears that this matter has been amicably and equitably resolved.

One area of possible litigation remains with respect to the unpaid note holders under the contract by the Company to purchase its interest in White Mountain common stock. Under the Agreement for Sale of Stock and Royalty Interests and Assignment of Claims executed on February 15, 1993 and made effective as of December 18, 1992 (hereinafter referred to as the "White Mountain agreement"), the Company's predecessor purchased White Mountain common stock and took assignment of certain rights and accounts from certain individuals in consideration for promissory notes to said individuals, the obligation on which has been assumed by the Company. Of the total of 1,000,000 shares of common stock of White Mountain, the Company's predecessor purchased and took possession of 705,873 shares and agreed to purchase another 185,377 shares, which shares are currently in escrow with the Alliance Title Company, 8385 Emerald Street, Boise, Idaho 83704, in Escrow No. 92036327. The White Mountain agreement and the escrow agreement with Alliance Title Co. provides that all notes will be paid through the escrow unless a party opts out.

In March and April, 1994, the Company's predecessor-in-interest entered into a Forebearance Agreement with the note holders, whereby, in consideration for such forebearance, it agreed to pay the note holders 18% per annum interest on their respective outstanding note balances from May 1, 1993 until the notes are paid in full. Although the Company has defaulted on the forebearance period, it has made sporadic payments on said notes on a prorata basis, and said notes continue to earn interest at the rate of 18% per annum from May 1, 1993 on their respective account balances. Three of the note holders, namely, Terry E. Coffin, David J. Stecher, and Iver J. Longeteig, have filed default notices under the agreement and thereby have opted out of the escrow.

As stated above, the obligation to Terry E. Coffin has been paid in full. The obligation to David J. Stecher has been paid down, renegotiated, and the balance is currently an account receivable with Diatect in the sum of $3,300. Previously threatened litigation by Mr. Longeteig has been ameliorated by several payments and he now appears to be willing to forebear so long as the Company continues making payments to him from time to time on the balance of his note.

The remaining notes have not defaulted and have remained in the escrow under the agreement. The Company has been in contact with all of said note holders, directly or indirectly, and has ascertained that they intend to retain their interest in the escrow and earn the 18% per annum interest for the foreseeable future. In further consideration for their continued forebearance, the Company unilaterally agreed to grant the note holders remaining in escrow a one-time compounding of interest, effective June 21, 1995. In accordance therewith, the escrow holder, Alliance Title Co., was instructed to compute the account balances of the note holders and provide each with a copy of the computation.

The Company has ascertained that all other holders of promissory notes (other than those above-referenced) are not threatening litigation nor have they expressed the degree of dissatisfaction due to the defaulted status of said notes which would indicate the possibility of litigation. A strong possibility of litigation would exist if these note holders elected not to forebear.

Possible Litigation by the Company
----------------------------------
There are two matters regarding which the Company may bring litigation against certain parties, as follows:

It is probable that the Company will bring litigation against one Danny Wirken, who was indicted in the United States following an FBI investigation into the bribery of brokers by penny-stock promoters. Mr. Wirken was one of the persons allegedly involved in the fraudulent selling of the Company's common stock which gave rise to the above-reported litigation with Gruntal & Co. Mr. Wirken was the only non-U.S. person in a group of fourteen charged in the FBI sting operation. At last report, Mr. Wirken was awaiting trial as a criminal defendant in the U.S. vs. Danny Wirken, Case No. S1 97 CR. 331 (SHS) in the U.S. District Court for the Southern District of New York. This matter may have been concluded and the Company is seeking to determine the final resolution. Following resolution of the criminal charges against him, the Company may commence a civil action for fraud against Mr. Wirken with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its $400,000 note to Mr. Wirken.

A possibility exists that the Company will bring a breach of contract action against Environmental Products and Technology, Inc. ("EP&T") and its affiliates for failure to transfer 705,873 shares of White Mountain common stock pursuant to an agreement dated May 15, 1998 between Diatect and EP&T.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 2, 1998, the Board of Directors adopted a resolution to change the name of the Company from Applied Earth Technologies, Inc. to Diatect International Corporation. The Company's articles were amended in accordance with Section 603 of the California Corporations Code upon the approval by written consent of stockholders of the corporation representing 56.94% of the total issued and outstanding shares of common stock of the Company.

                                 PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by a weekly reporting service and according to the OTC Bulletin Board and the National Quotation Bureau's "pink sheets". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At December 31, 1998, the Company's common stock was quoted under the symbol "DTCT" and had a high of $0.10 and a low of $0.05. All bid prices below have been rounded to the nearest whole cent.

                                                         Bid Prices
                                                       ---------------
     Fiscal Year Ended December 31, 1997
     -----------------------------------
     First Quarter                                    $ 0.20    $ 0.10
     Second Quarter                                   $ 0.20    $ 0.10
     Third Quarter                                    $ 0.20    $ 0.10
     Fourth Quarter                                   $ 0.20    $ 0.10

     Fiscal Year Ended December 31, 1998
     -----------------------------------
     First Quarter                                    $ 0.08    $ 0.63
     Second Quarter                                   $ 0.31    $ 0.08
     Third Quarter                                    $ 0.15    $ 0.06
     Fourth Quarter                                   $ 0.10    $ 0.05

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors.

At December 31, 1998, the Company had 1,042 shareholders of record based on information provided by the Company's transfer agent.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
The Company believes it has resolved the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has completed its assessment, and currently believes that costs of addressing this issue have not and will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies experience further effects from this problem, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to continue to monitor its computer systems.

State of Readiness
------------------
The Company has completed an assessment of its operations. As far as its information technology systems ("IT"), the Company uses newer model desktop computers in its operations and all PCs are running commercial software with the patches and updates added as they are available.

Certain non-IT microprocessors are used in the Company's operations, but the internal software which drives these systems has been assessed and changed where necessary. The Company does not utilize any other non-IT systems which could be affected by the Y2K problem.

Costs of Y2K
------------
The Company has gradually replaced its IT systems in the ordinary course of business and therefore cannot attribute specific costs of such upgrades to Y2K. The costs of assessing potential non-IT problems have involved various supervisors' evaluation time which has likewise been incorporated into ordinary business costs. There have been no significant hardware costs directly attributable to Y2K.

Risks of Y2K
------------
The Company does not anticipate that Y2K problems pose substantial risks to its current operations other than those posed by the systems of its customers. The worst case scenario contemplated to date would involve a temporary suspension of its activities while its customer resolved its problem. It is doubtful that any such suspension of operations might have a significant adverse impact on the Company's overall revenues. At the date of this report the Company considers that any such event is unlikely.

Contingency Plans
-----------------
The Company does not have any contingency plans at this time and does not intend to prepare any such plan because December 31, 1999 has come and gone and the most critical factors in its worst case scenario are essentially
beyond the Company's control.   The Company intends to continue its
maintenance and upgrades of its internal systems, and will continue to query its major customers concerning their respective experiences with Y2K problems.

General
-------
The founders of the Company envisioned establishing a business venture built upon the creation, development, production and marketing of a quality line of natural, environmentally-friendly insecticide products.

From those early times, work was undertaken to research the markets, to acquire the formulations and obtain related EPA labels covering those products then set about to form a company based upon those concepts. A great deal of time and effort was expended endeavoring to raise the funding to acquire the physical assets between the years 1991-1995. The Company had acquired most of the physical assets required to operate but the lack of markets, legal battles and the continued lack of financial resources placed the Company in under adverse operating conditions. In early 1997, the Board of Directors set forth a new business plan and made a number of changes in the management team. That new business plan called for a number of substantial actions to be initiated:

     -Focusing efforts and resources on the primary business of designing, developing, producing and marketing state-of-the-art environmentally-friendly insecticide products;

     -Divesting/spinning off of unrelated business ventures;

     -Creating and registering new insecticide products aimed at filling the needs of the ever broadening and growing agriculture industry;

     -Upgrading the plant facilities (capacity: 3,000 lbs. of product per day) and laboratory to be able to produce larger volumes of product per day;

     -Reducing the corporate indebtedness and liabilities;

     -Streamlining operations and reducing operating costs;

     -Re-establishing the credibility of the Company in the business community and financial markets;

     -Resolving outstanding litigation;

     -Forming up and maintaining a solid, knowledgeable management team;

     -Developing marketing strategies for the Company's various insecticide products.

Results of Operations
---------------------
Year ended December 31, 1998 compared to year ended December 31, 1997
---------------------------------------------------------------------

     Revenues. The Company had revenues of $123,483 and cost of sales of $45,085 with a gross profit of $78,398 for the period ending December 31, 1998, compared with revenues of $267,395 and cost of sales of $93,637 with a gross profit of $173,758 for the period ending December 31, 1997. The decrease in revenues and the slight increase in cost of sales as a percent of revenues was attributable to the shortage of pyrethrin and its impact on sales. Management does not expect this shortage to continue.

     Operating Expenses. For the year ended December 31, 1998, the Company had total operating expenses of $728,177, compared to $909,888 for the same period ending December 31, 1997. The decrease in operating expenses is attributable primarily to a decreases in consulting fees of $180,683, professional fees of $27,215, travel, rent, and utilities of $13,695, and insurance of $12,823, offset by increases of $10,491 in salaries, wages and benefits, $32,359 in research and development, and $17,312 in taxes and licenses. Management expects operating expenses for the next twelve months to be significantly greater because of increased corporate activity.

     Other Income. Other income totaled $59,774 for the year ended December 31, 1998, consisting of $215,692 gain on extinguishment of debt and $30,724 on the sale of assets, offset by interest expense of $179,642, and claim and miscellaneous fees of $2,500 and $4,500 respectively. For the year ended December 31, 1997, other expense totaled $767,906, consisting of interest expense of $587,873, write off of a note receivable of $203,153, and claim fees of $8,500, offset by $20,659 gain on extinguishment of debt and interest income of $10,961.

     The Company experienced a net loss of $653,895 for the year ended December 31, 1998 and a net loss of $1,504,036 for the year ended December 31, 1997. The basic loss per share for the year ended December 31, 1998 was $0.03, based on the weighted average number of shares outstanding of 19,535,231 shares, compared to $0.08 based on weighted average number of shares outstanding of 17,766,793 at December 31, 1997.

     While the working capital and equity funding continued to severely hamper the Company's management team from moving rapidly to conform the Company's business operations to the business plan, management believes that significant progress was made between July 1997 and the Company's fiscal year ended December 31, 1998 and periods subsequent thereto.

     -Two new registered EPA labels were created and approved (Diatect II insecticide and Diatect V insecticide), providing the Company with larger potentially profitable markets.

     -The Company spun off or divested itself of all unrelated businesses, leaving management to focus upon its core insecticide business.

     -The more modern updated plant and lab facility has the capability of producing 20,000 pounds of quality insecticide products during each 24-hour period.

     -The Company is on a solid operational footing with streamlined and effective production procedures in place, which management hopes will result in well controlled operating costs.

     -Inventories of a variety of the Company's insecticide products are maintained for immediate shipment.

     -While work has been done in an effort to launch an effective marketing campaign, only modest success has been achieved at this point in time. A radical change in marketing strategy has been prepared and will be implemented if funding becomes available.

     The strategy which is being implemented is to expand into every aspect of the marketplace worldwide through the establishment of a network of distributors. Through this system, every consuming entity will be identified, contacted, and introduced to the benefits of the Results and other Company insecticide products.

     Currently, the Company has one exclusive area distribution agreement in place along with non-exclusive distributors. The ultimate objective is to eliminate the role of the exclusive distributors, removing one additional price break consideration, enhancing the overall profitability of the Company.

     In the immediate foreseeable future, the Company intends to implement a plan which will see all of the marketing/sales activities being handled by the parent company through a wholly-owned subsidiary. Through this new strategy, additional local dealers will be identified and signed on in each of the identified non-exclusive market areas, ensuring that the Company's products are represented worldwide through a solid distribution network.

     The Company believes the future will be controlled by those with the insight and capacity to run cost-effective and environmentally-friendly companies. The industry is rapidly developing new chemical compounds, many of them bio-engineered from natural raw materials. Manufacturers are racing to keep pace with advancements and older generation insecticide labels have begun to decline in sales. Management believes that the Company's future will be strong because all elements necessary to compete are in place. With the raw material needed for the next millennium already contracted, the Company is in a strong position to compete in future markets. With further development of product lines, based on these resources, management hopes that the Results and the Company's other insecticide product lines will be assured of a continued and growing presence in the market.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had current assets of $102,088, consisting of cash of $2,088 and inventories, net of reserve of $100,000, and current liabilities of $2,269,411 for a working capital deficit of $2,167,323. At December 31, 1998, the Company had property, plant and equipment assets totaling $56,745 and other assets of $2,604,963, consisting entirely of the Company's investment in EPA labels, net of amortization.

     Cash used in operations for the year ended December 31, 1998 was $(408,627) compared to $(148,835) for the same period ended December 31, 1997. In 1998 and 1997, the Company's operations been funded primarily by sales of products, cash received from capital contributions, and loans.

     Cash flows from investing activities by the Company during the year ended December 31, 1998, was $134,731, resulting from the disposal of property, plant and equipment. Cash flows from financing activities during the year ended December 31, 1998 was $272,362.

As of the end of fiscal 1998, the Company may seek working capital from several sources, including the equity markets and private investors. However, the Company has issued almost all of its authorized common stock and would have to implement a plan of recapitalization to its shareholders for approval in order to increase the number of common shares authorized to be issued or effect a reverse-split of the issued and outstanding shares. There is no assurance, however, that a plan of recapitalization will be implemented, and if implement, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

The Company's lack of cash will also affect the ability to effectively market its products. The Company believes two of the largest and most important markets for its products are the agricultural and home and garden markets.
The Company plans to conduct affordable advertising and maintain a sales force that can effectively reach these markets. This marketing strategy will require funds to be fully effective. Accordingly, although the Company anticipates more revenue from its products than it has received in the past, it will not be as profitable as it could be with additional cash to fund the advertising and marketing.


                      ITEM 7. FINANCIAL STATEMENTS

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 28, 2000, the name, age and position of each executive officer and director and the term of office of each director of the Company.
                                                               Director and/or
Name                     Age      Position                     Officer Since
-------------------      ---      --------                     ---------------
George H. Henderson       71      Director                      February 1995
                                  President                     May 1997
                                  Treasurer                     August 1997
                                  Chairman of the Board         December 1997
John L. Runft             62      Director                      February 1995
                                  Secretary                     August 1997
Robert B. Crouch          75      Director                      October 1993
David J. Black            49      Director                      July 1997
M. Stewart Hyndman        44      Director                      December 1997
Jay W. Downs              53      Director                      March 1999
Michael P. McQuade        44      Director                      February 1995


Each Director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholders meeting and is qualified, subject to removal by the Company's shareholders. All officers serve at the pleasure of the Board of Directors and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

As there are no employment agreements in place that covers officers/directors of the Company, none of the officers/directors are salaried employees. All services are provided pursuant to consulting agreements.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

     George H. (Herb) Henderson joined the Board of Directors in 1995 and was appointed to the posts of President and CEO in May, 1997. He was asked to assume the position of Chairman of the Board when Elwynn S. Hewlett passed away in December, 1997. Broadly skilled, Herb brings to Diatect International Corporation over forty years of senior management experience in domestic and international business. Our Chairman, President and CEO offers the Company the benefits of his hands-on management in numerous important mining and processing posts which include:

     An Tai Bao Mine/Plant Operation, Ping Shuo, China - Operations Manager Coal Valley Mine, Edson, Alberta, Canada - General Manager
     Marcona Mining Co., San Juan, Peru - Mine/Maintenance Superintendent Morrison-Knudsen Co., Canada and U.S.A. - Director, Mining Group
     Kaiser Resources, Ltd., Sparwood, B.C., Canada - General Superintendent

     He also played an important role in the development of the State of Idaho's expanded presence in the global marketplace by his efforts on behalf of Idaho commerce, agriculture and industry as Senior International Trade Specialist with the Idaho Department of Commerce.

     John L. Runft has been practicing law since 1965, emphasizing business organizations and contracts, administrative law and business litigation. He received his BA. from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965 (Justice Jackson Award in Constitutional Law, 1965). John is a member of the Idaho Bar, is admitted to, and has appeared as lead counsel in litigation or appeals before the U.S. District Court of Idaho, the Court of Appeals for the Ninth Circuit, and the United States Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court. He is a member of the Board of Litigation of the Mountain States Legal Foundation, is a member of the Idaho Law Foundation, served as a Director of the Idaho Community Foundation (1989-
1996), and has served as Civilian Aide to the Secretary of the Army of the United States for the State of Idaho (1988-1996). John is also President and Director of Karlinmar Corporation and Karlinmar Holding, LLC.

     David J. Black brings 25 years of experience in business operations to the Board of Directors, including planning and development. David received his B.S. in Mechanical Engineering (Magna Cum Laude) from the University of Utah, and his MBA from the University of Pittsburgh. He has designed, built and managed manufacturing facilities in Kansas, West Virginia, Texas and various Utah industries including refractory and insecticide manufacturing, electro/mechanical assembly operations and food processing. Most recently he has consulted with new and small businesses in need of his design and management skills to organize and implement computerized data base, accounting, purchasing, human resources customer service, production systems and quality assurance programs, and to develop operating guidelines and procedures, employee training and marketing plans, accounting and management systems for clients in industry, computer software, financial, retail and non-profit community services.

     Robert B. Crouch has served the Company and its predecessors as an Officer and Director for seven years. Bob received his BSCE degree from the University of Idaho in 1949 and his LL.B. degree from George Washington University in 1953. He has extensive experience in patent law with the U.S. Naval Bureau of Aeronautics, General Electric, IBM Corporation and Information Storage Systems. He now maintains a private law practice and has served as a corporate officer for Destination Development Corporation, the Enviro-Guard Corporation and Inisine Technologies, Inc.

     Dr. Michael McQuade practices dentistry in Richmond, VA. He was instrumental in obtaining initial capitalization of the Company's predecessor, San Diego Bancorp. Since then he has contributed time and substantial effort with respect to the Company's research and development program, seeking out valuable technical data, aimed at improving application and product utilization.

     M. Stewart Hyndman is the President of Magic Miles Ltd, Inc., which is an export trading company specializing in the export of agricultural commodities and industrial products. Following his graduation from the University of Idaho, Stewart has continued to play an active role in industry, agriculture, marketing and business development.

     Jay W. Downs is the President of J.D. Hutton & Company, a well established mortgage company located in Salt Lake City, Utah which serves all of the Intermountain states. For many years, Jay has been closely associated with the Diatect product lines through his extensive knowledge of pyrethrin production and supply worldwide.

Involvement in Certain Legal Proceedings
----------------------------------------
See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Since the Company ceased operations in 1989 until October 1993, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31,1998, other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the 1998 fiscal year or prior years.

     The following table sets forth as of December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the 1998 fiscal year or prior years. Filings have been since made as indicated below.


     Name of Reporting Person     Position                      Report Filed
     ------------------------     --------                      ------------
     George H. Henderson          President/Treasurer/Director
                                  Chairman of the Board         Form 3
     John L. Runft                Secretary/Director            Form 3
     Robert B. Crouch             Director                      Form 3
     Jay W. Downs                 Director                      Form 3 and 4
     Ross S. Wolfley              Director                      Form 4
     M. Stewart Hyndman           Director                      Form 3 and 4
     Michael P. McQuade           Director                      Form 4
     David J. Black               Director                      Form 4

                 ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1998, the end of the Company's last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Ross F. Wolfley     1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President (1)       1997  $ 6,550   -0-       -0-         -0-      -0-      -0-       -0-
                    1996  $43,000   -0-       -0-         -0-      -0-      -0-       -0-

George H Henderson  1998  $ -0-     -0-       -0-         -0-      -0-      -0-      14,400
President (2)       1997  $ -0-     -0-       -0-         -0-      -0-      -0-       6,815
                    1996  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-


(1) Ross Wolfley resigned as President in April 1997.
(2) George Henderson was appointed as President in April 1997.

None of the officers/directors of the Company are employed by the Company in any capacity and therefore receive no salary related compensation.

Since 1997, the direction and operation of the Company has been provided by President Henderson and Secretary Runft on a part-time consulting basis.

At such time as sufficient funding and/or income is being generated to carry on the Company's business, pay its bills, pay its employees and agents, the Company will attempt to put Employment Agreements into place with its key executives, replacing the Consulting Agreements.

Board Compensation
------------------
The Company's officers and directors received no compensation or cost reimbursement for attendance at board meetings.

1995 Stock Option Plan
----------------------
Set forth below is a summary of the Company's 1995 Stock Option Plan (the "Plan"), which is qualified in its entirety by the actual provisions of the Plan.

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

If any right to acquire shares granted under the Plan is exercised by the delivery of other shares of common stock or the relinquishment of rights to shares of common stock, only the net shares Of common stock shall count against the total number of shares reserved for issuance under the terms of the Plan. The Company will reserve for issuance on the exercise of the options the number of shares of common stock subject to such option. The Company may reserve either authorized but unissued shares or issued shares that have been reacquired by the Company.

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

The number of options outstanding and other information regarding the Plan are included in Note 13 and Note 17 to the Financial Statements included in this filing.

     [This space to the end of the page has been intentionally left blank]

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of December 31, 1998, the name and address and the number of shares of the Company's Common Stock, no par value per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 20 million issued and outstanding shares of the Company's Common Stock, and the name and share holdings of the Company and its principal subsidiaries and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of     Name and Address of           Amount and Nature of     Percent
Class         Beneficial Owner             Beneficial Ownership     of Class
--------     -------------------           --------------------     --------
Common       Mona Hewlett                    2,022,220 shares         10.1
             286 S. Pineview Drive
             Alpine, UT  84004

Common       Cloward & Associates            1,953,537 shares          9.76
             2696 N. University Avenue,
             Suite 290
             Provo, UT  84604

Security Ownership of Officers and Directors
--------------------------------------------
Title of     Name and Position of          Amount and Nature of     Percent
Class        Officer and Director          Beneficial Ownership     of Class
--------     --------------------          --------------------     --------
Common       George H. Henderson                552,106 shares          2.7
             Director/President/Treasurer/
             Chairman of the Board

Common       John L. Runft,
             Director/Secretary                 800,155 shares          4.0

Common       Robert B. Crouch, Director         394,282 shares          1.97

Common       Ross S. Wolfley, Director          607,800 shares          3.0

Common       David J. Black, Director           537,000 shares          2.68

Common       Michael P. McQuade, Director        17,300 shares           .008

Common       Jay W. Downs, Director             193,806 shares           .096

Common       M. Stewart Hyndman, Director             0 shares          0.00
                                              ----------------         ------
All Officers/Directors as a Group (8 Persons) 3,102,449 shares         15.5
                                              ================         ======

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Certain Business Relationships
------------------------------
Except as indicated below, and for the periods indicated, there were no material relationships regarding directors that exist, or have existed during the Company's last fiscal year.

Indebtedness of Management
--------------------------
Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. President and Chairman/Director Henderson is owed the sum of $182,076.74 for services rendered the Company in 1997, 1998 and through November 30, 1999. Secretary/Director Runft is owed $82,563.13 for services rendered the Company in 1997 and 1998. All matters of claim and obligation have been mutually settled with the estate of Elwynn S. Hewlett, Jr.

Loans from Shareholders
-----------------------
In November 1993, the Company gave a promissory note in the amount of $400,000 to Danny F.A.B. Wirken, a shareholder and consultant to the Company, for funds advanced to the Company to pay ongoing operating expenses. The promissory note bears interest at 8% annually, is unsecured, and payable on demand. At December 31, 1995, the principle and accrued interest totaled $449,508. However, the Company has a claim against Mr. Wirken which it plans to pursue to judgment with the objective of foreclosing on said note. See Item 3. Litigation.

Other shareholders have made loans to the Company which are still outstanding and for all of which promissory notes have been issued:

Stockholder               Amount of Note        Date of Note
--------------------      --------------        -------------
Robert B. Crouch          $    36,000           July 21, 1999
                                3,500           September 16, 1999
                                5,500           November 18, 1999
                                9,500           January 4, 2000
John L. Runft                  50,000           January 15, 1999
                               20,000           February 11,2000
                               25,000           December 15, 1997
                                9,500           February 2, 1995
George H. Henderson             5,000           January 30, 1995
                               65,000           October 1, 1998
                               35,000           August 2, 1998
David J. Black                 20,000           August 5, 1997
Jay W. Downs                   19,200           November 26, 1997
M. Stewart Hyndman             12,000           January 17, 2000
L. Craig Hunt                    *                      *
Dennis P. Nielsen              31,750           January 6, 1998
                                6,500           December 12, 1997
David N. Sim                    6,500           Oct. 1, 1999
                                2,500           January 4, 2000
Jack S. Stites                  8,800           September 1, 1999
                               20,000           February 25, 2000
Cloward & Associates            3,000           January 4, 2000

* Note rendered into a judgment for the amount of $61,543.31.

                                 PART IV
                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors Report of Williams & Webster, P.S.,
 Certified Public Accountant                                              33
Consolidated Statement of Financial Position as of
 December 31, 1998 and 1997                                               34
Consolidated Statement of Operations for the years ended
 December 31, 1998 and 1997                                               36
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 1998 and 1997                           37
Consolidated Statement of Cash Flows for the years ended
 December 31, 1998 and 1997                                               38
Notes to Financial Statements                                             40

(a)(2) Financial Statement Schedules.
     Not applicable

(a)(3)Financial Statements. The following exhibits are included in this report:

             SEC
Exhibit    Reference
Number     Number     Title of Document                    Location
-------    ---------  -----------------           --------------------
3.01            3     Amendment to Articles,
                       dated February 14, 2000    This Filing

27             27     Financial Data Schedule     This Filing

(b) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the following quarters:


  --Current Report on Form 8-K dated October 14, 1998, filed with the
Commission.

  --Current Report on Form 8-K dated December 15, 1997, filed with the
Commission.

  --Current Report on Form 8-K dated December 15, 1997, filed with the
Commission.

  In addition to the above 8Ks, management made a report dated October 9, 1998 to shareholders regarding the name change and the loss of the White Mountain Stock.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: July 5, 2000

/s/ George H. Henderson,President/Treasurer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: July 5, 2000

/s/ George H. Henderson, Director

/s/ John L. Runft, Director

/s/ Robert B. Crouch, Director

/s/ Jay W. Downs, Director

/s/ M. Stewart Hyndman, Director

/s/ Robert B. Corrigan, Director

/s/ Michael P. McQuade, Director

/s/ Larry D. Anderson, Director

Board of Directors
Diatect International Corp.
Boise, ID  83714

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. (formerly Applied Earth Technologies, Inc.), (formerly San Diego Bancorp), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18, the Company has significant net operating losses, unsatisfied collection judgments and delinquencies in repaying its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 21, 2000

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                       CONSOLIDATED BALANCE SHEETS
                         December 31, 1998 and 1997

                                    ASSETS

                                                       1998           1997
                                                    -----------   -----------
Current Assets
  Cash                                              $     2,088   $     3,622
  Inventories, net of reserve                           100,000        86,503
                                                    -----------   -----------

    Total Current Assets                                102,088        90,125
                                                    -----------   -----------

Property and Equipment
  Building                                               23,501       127,119
  Equipment                                              39,281       238,667
  Less accumulated depreciation                          (6,037)     (226,206)
                                                    -----------   -----------
                                                         56,745       139,580

Other Assets
  Investment in EPA labels, net of amortization       2,604,963     2,910,105
                                                    -----------   -----------

TOTAL ASSETS                                        $ 2,763,796   $ 3,139,810
                                                    ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                       CONSOLIDATED BALANCE SHEETS (Continued)
                         December 31, 1998 and 1997

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1998           1997
                                                    -----------   -----------
Current Liabilities
  Accounts payable                                  $   159,772   $    90,619
  Advances from officers                                  2,168         6,083
  Interest payable                                      540,728       436,282
  Other accrued liabilities                              22,500       120,941
  Notes payable                                       1,334,799     1,177,123
  Current portion of long-term debt                     209,444       222,206
                                                    -----------   -----------
    Total Current Liabilities                         2,269,411     2,053,255
                                                    -----------   -----------

Long-Term Debt, Less Current Portion                       -           22,441
                                                    -----------   -----------

Commitments and Contingencies                           196,275       112,109
                                                    -----------   -----------

Stockholders' Equity
 Common stock, no par value, 20,000,000
  shares authorized and 19,535,231 shares
  issued and outstanding                             10,366,608    10,366,608
 Common stock subscribed                                186,238       186,238
 Accumulated Deficit                                (10,254,736)   (9,600,841)
                                                    -----------   -----------
    Total Stockholders' Equity                      $   298,110   $   952,005
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,763,796   $ 3,139,810
                                                    ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997

                                               1998                1997
                                           -------------     ----------------
REVENUES                                   $     123,483     $        267,395

COST OF SALES                                     45,085               93,637
                                           -------------     ----------------
GROSS PROFIT                                      78,398              173,758
                                           -------------     ----------------

OPERATING EXPENSES
 Salaries, wages and benefits                    106,884               96,393
 Consulting                                       90,297              270,980
 Research and development                         32,359                 -
 Travel                                            9,570               13,487
 Rent                                             11,536               14,543
 Utilities                                         6,411               13,182
 Depreciation and amortization                   319,048              328,836
 Office                                           16,889               11,429
 Taxes and licenses                               18,355                1,043
 Professional fees                                99,395              126,610
 Insurance                                        13,709               26,532
 Repairs and maintenance                             251                  459
 Miscellaneous                                     3,473                6,394
                                           -------------     ----------------
   Total Operations Expenses                   728,177              909,888
                                           -------------     ----------------
OPERATING LOSS                             $    (649,779)    $       (736,130)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
 Gain on extinguishment of debt                  215,692               20,659
 Write off of note receivable                       -                (203,153)
 Interest Income                                    -                  10,961
 Interest Expense                               (179,642)            (587,873)
 Gain (loss) on sale of assets                    30,724                 -
 Claim fees                                       (2,500)              (8,500)
 Miscellaneous                                    (4,500)                -
                                           -------------     ----------------
   Total Other Income (Expenses)                  59,774             (767,906)
                                           -------------     ----------------
NET LOSS FROM CONTINUING OPERATIONS             (590,005)          (1,504,036)
   Loss on disposal of subsidiaries              (63,890)                -
                                           -------------     ----------------
NET LOSS                                   $    (653,895)    $     (1,504,036)
                                           =============     ================
NET LOSS PER SHARE                         $       (0.03)    $          (0.08)
                                           =============     ================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    19,535,231           17,766,793
                                           =============     ================


 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1996              15,998,354     $9,703,458    $ 186,238     $(8,096,805)   $ 1,792,891

Common Stock issued for cash
 at approximately $0.11 per share            100,000         11,400          -              -            11,400

Common Stock issued for loan
 incentive fees at $0.25 to
 $0.67 per share                           1,560,000        415,000          -              -           415,000

Common Stock issued for services
 and debt at $0.18 to $0.25
 per share                                 1,876,877        236,750          -              -           236,750

Net Loss for the year ended
 December 31, 1997                              -              -             -        (1,504,036)    (1,504,036)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1997          19,535,231     10,366,608       186,238     (9,600,841)       952,005

Net Loss for the year ended
 December 31, 1998                              -              -             -          (653,895)      (653,895)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110
                                        ============   ============  ============   ============   ============

















 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                      CONSOLIDATED CASH FLOW STATEMENTS
                 For the Years Ended December 31, 1998 and 1997

                                               1998                1997
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $    (653,895)    $     (1,504,036)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation and amortization                319,048              328,836
    Loan incentive fees paid by stock
     issuance                                       -                 415,000
    Services paid by stock issuance                 -                 236,750
    Gain on extinguishment of debt              (215,692)                -

  Changes in assets and liabilities
    Accounts receivable                             -                  57,949
    Inventories                                  (13,497)              (5,067)
    Prepaid expenses                                -                  34,379
    Reduction of notes receivable                   -                 237,192
    Other assets                                    -                   4,500
    Accounts payable                              69,153             (204,777)
    Advances from officers                        (3,915)               6,083
    Bank overdraft                                  -                 (11,855)
    Interest payable                             104,446              155,373
    Income taxes payable                            -                 (20,489)
    Other accrued liabilities                    (98,441)              69,198
    Commitments and contingencies                 84,166               52,129
                                           -------------     ----------------
NET CASH USED BY OPERATING
  ACTIVITIES                                    (408,627)            (148,835)
                                           -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal of property, plant and
   equipment                                     134,731               13,589
                                           -------------     ----------------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES                               $     134,731     $         13,589
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                             -                  11,400
  Net proceeds from notes payable                272,362              121,104
                                           -------------     ----------------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                            272,362              132,504
                                           -------------     ----------------
NET INCREASE (DECREASE)IN CASH                    (1,534)              (2,742)

CASH AT BEGINNING OF YEAR                          3,622                6,364
                                           -------------     ----------------
CASH AT END OF YEAR                        $       2,088     $          3,622
                                           =============     ================

 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       (formerly San Diego Bancorp)
                      CONSOLIDATED CASH FLOW STATEMENTS (Continued)
                 For the Years Ended December 31, 1998 and 1997

                                               1998                1997
                                           -------------     ----------------
SUPPLEMENTARY DISCLOSURES:
  Interest paid                            $       1,374     $          3,119
                                           =============     ================
  Income Tax Paid                          $        -        $           -
                                           =============     ================
  Issuance of common stock for services    $        -        $        236,750
                                           =============     ================
  Issuance of common stock for loan
   incentive fees                          $        -        $        415,000
                                           =============     ================










 The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp. (formerly Applied Earth Technologies, Inc.) (formerly San Diego Bancorp) (SDBC) was incorporated in California in 1979, as a bank holding corporation. During 1986, the Company liquidated its subsidiaries and became a dormant "shell" corporation.

On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. to better reflect the business activities of the Company, which primarily consist of developing and marketing pesticide products. The Company later became informed that another corporation already had the name Applied Earth Technologies, Inc. and approval of this name had been granted in error. In response to this information, the Company changed its name to Diatect International Corp. on June 5, 1998.

Enviro-Guard Corporation
------------------------
On September 21, 1993, SDBC acquired 100% of the outstanding common stock (4,438,400 shares) of Enviro-Guard Corporation (a Utah corporation) in exchange for 3,594,953 shares of SDBC common stock valued at $1.75 per share. This transaction was accounted for as a reverse acquisition whereby Enviro-Guard Holding Corporation, (Holding) as the former parent of the acquired corporation (Enviro-Guard) gained a controlling stockholder interest in the acquiring corporation (SDBC). Immediately prior to the reverse acquisition, Holding transferred all of its assets to Enviro-Guard including White Mountain stock owned by Holding.

In August 1992, Enviro-Guard acquired Diatect International, Inc. ("Diatect") (incorporated in Kansas) for 120,000 shares of common stock of Enviro-Guard valued at $5 per share and $100,000 in notes payable. The transaction was valued at $700,000 and accounted for as a purchase. Diatect has developed and owns the rights to three EPA registered insecticides. Also in August 1992, Enviro-Guard acquired D.S.D., Inc. ("DSD") (incorporated in Kansas) in exchange for 520,000 shares of the common stock of Enviro-Guard valued at $5 per share and the assumption by Enviro-Guard of a $448,360 note payable due to DSD from a shareholder of DSD. This transaction was valued at $3,048,360 and accounted for as a purchase.

On May 2, 1998, the Company's board of directors abandoned Enviro-Guard and its wholly owned subsidiary, D.S.D., Inc., following the transfer of all Enviro-Guard assets to the Company. In consideration for payment of the transferred assets, the Company assumed all indebtedness of the subsidiary corporations and any indemnification against the liabilities of the subsidiaries. Transfer of D.S.D.'s assets included the transfer of all stock of D.S.D.'s wholly owned subsidiary, Doctor Scratch, Inc., a Kansas corporation. As the sole shareholder of Doctor Scratch, the Company sold all the assets of Doctor Scratch and allowed it to become defunct.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

White Mountain Mining & Manufacturing, Inc.
-------------------------------------------
On December 18, 1992, Holding entered into a contract to acquire 89.125% of the outstanding common stock (891,250 shares) of White Mountain Mining in exchange for 260,375 shares of common stock (at a value of $6 per share) of Holding, at that time the parent company of Enviro-Guard, plus $25,000 in cash and $346,616 in notes payable. As a result of the transaction, a total of 705,873 shares of White Mountain common stock was transferred to Holding with the remaining 185,377 shares remaining in escrow against payment of the promissory notes. In August 1993, all of Holding's stock in White Mountain was transferred along with other assets to Enviro-Guard preparatory to the reverse acquisition by SDBC on September 21, 1993.

This acquisition, accounted for as a purchase and valued at $3,458,400, was intended to provide the Company with a source of diatomaceous earth, an important organic ingredient for its pesticide products sold by its subsidiaries.

Pursuant to a promissory note dated March 12, 1995, Enviro-Guard pledged its shares of White Mountain Stock. On June 1, 1998, the holder of the promissory note foreclosed on the stock for failure to pay the indebtedness. (Note 11.) This transaction resulted in a gain of $215,692.

Actagro Acquisition, Inc.
-------------------------
On December 30, 1993 SDBC acquired 100% of the outstanding common stock of Actagro Acquisition, Inc., ("Actagro") (formerly Actagro, Inc.), in exchange for 784,937 shares of SDBC common stock valued at $2.31 per share plus $2,000,000 in promissory notes and options to purchase an additional 715,063 share of common stock at $1.40 per share. All of the Actagro common stock was held in escrow as security for the $2,000,000 in promissory notes. This transaction was accounted for as a purchase and valued at $3,811,120.

On December 6, 1994, SDBC divested itself of Actagro, which returned 784,937 shares of SDBC common stock to the Company and released SDBC from its $2,000,000 debt to the Actagro shareholders. In the divestiture, SDBC received a $250,000 five-year note. During 1997, SDBC sold this note for $40,000 prior to Actagro filing for bankruptcy. This resulted in a bad debt write-off of $203,153.

Emissions Reduction Technology, Inc.
------------------------------------
On April 29, 1994, SDBC acquired Emissions Reduction Technology, Inc. ("ERT"), in exchange for 647,290 shares of SDBC common stock valued at $0.50 per share. The transaction was accounted for as a purchase valued at $323,645. The Company has since written off the ERT purchase.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Diatect International Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Doubtful Accounts
-------------------------------
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

Inventories
-----------
Inventories consist primarily of raw materials and finished product and are valued at the lower of cost (first in, first out) or market.

Property and Equipment
----------------------
Property, plant and equipment are stated at cost including the allocable purchase price applicable to the respective assets of purchased subsidiaries. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------
Patents are amortized over the remaining life of the patent, not to exceed 17 years. Patents for which approval has not yet been received are not subject to amortization. Upon approval of applications currently pending, these patents will be amortized on the straight-line method over a period not to exceed 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing on the beginning of product sales.

Deferred Tax Liability
----------------------
At December 31, 1998, the Company had net operating loss carryforwards of approximately $10,254,736 that may be offset against future taxable income through 2012. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

Loss Per Share
--------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of loss per share because the exercise price of the outstanding options is higher than the market price of the stock, thereby causing the options to be antidilutive.

Revenue Recognition Policy
--------------------------
Revenues from sales of product are recognized when the product is shipped.

Compensated Absences
--------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. Due to the existence of a relatively high employee turnover rate, it is impractical to estimate the amount of compensation for future absences. Accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Estimates
---------
The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1998 and 1997.

Financial Accounting Standards
------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

NOTE 3   INVENTORIES

Inventories at December 31, 1998 and 1997 consist of the following:

                                 1998                1997
                              -----------        -----------
  Raw Materials               $    44,496        $    37,747
  Finished Goods                   55,504             48,756
                              -----------        -----------
      Total                   $   100,000        $    86,503
                              ===========        ===========

At December 31, 1998, the Company's inventories of $106,830 were offset by a reserve for obsolescence of $6,830. There was no reserve for obsolescence at December 31, 1997.

NOTE 4   PROPERTY, PLANT AND EQUIPMENT

The Company owns land and building in Lebanon, Kansas with a cost basis of $23,501. Land and buildings located in Smith Center, Kansas were sold during 1998 for $65,000 cash resulting in a gain of $33,563.

NOTE 5   MINERAL PROPERTIES

At December 31, 1997 the Company owned a majority interest (89.125%) in White Mountain which had unpatented mining claims located in Malheur County, Oregon. During 1998, the Company lost its controlling interest in White Mountain stock, which had been pledged as collateral and was foreclosed on by note holders. (Note 11.)

NOTE 6   INVESTMENT IN EPA LABELS
The Company has acquired three product registrations or labels approved by the U.S. Environmental Protection Agency granting federal clearance to manufacture, market and sell specified insecticide products. Included are:
No. 42850-1 for use against flies, roaches, ants, etc., in and around building; No. 42850-3 for use against fleas, ticks and lice on pets; and No. 42850-2 for use against over 60 insects on over 130 edible crops and plants.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 7   NOTES RECEIVABLE

At December 31, 1996, notes receivable in the amounts of $237,192 were pledged as security by Actagro in connection with payment of the A.E. Smith settlement obligation (Note 11). These notes were sold prior to maturity for $45,000 in 1997 (resulting in a loss of $203,153). Shortly after this transaction, Actagro filed for bankruptcy.

NOTE 8   NOTES PAYABLE

Short-term notes payable consist of the following at December 31, 1998 and 1997:

Creditor and Conditions                            1998         1997
-----------------------                         ---------    ----------

John Wilding (a shareholder of the Company),
secured by unrestricted SDBC common stock and
common stock of White Mountain Mining and
Manufacturing, Inc., interest at 16%, due on
demand.  The White Mountain collateral was
foreclosed on June 1, 1998.  See Note 11.       $       0    $  142,323

Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.      165,529       165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999, delinquent.                         10,000        10,000

Jeffrey Linabery, unsecured, interest at 14%,
due on demand.                                      7,500         7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.         15,000        15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.          25,000        25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31,
1993 due on demand. (See Note 11.)                386,581       386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                 5,000         5,000

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,
delinquent.                                        22,500        22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999.
delinquent.                                        25,000        25,000

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                        40,000        40,000
                                                ---------     ---------
Subtotal (carried forward)                      $ 702,110     $ 844,433

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 8   NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                1998         1997
-----------------------                         ---------    ----------

Subtotal (brought forward)                      $ 702,110    $  844,433

Shining Star Investment, Inc., a Nevada
corporation, (a shareholder of the Company),
unsecured, interest at 14%, dated July 14,
1995, due December 31, 1995, delinquent.            5,239         5,239

David J. Black, (a shareholder of the
Company), unsecured, interest at 10%, dated
August 5, 1997, due on demand.                     20,000        20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November
26, 1997, due on July 18, 1998, delinquent.        19,200        19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6,
1997, due on demand.                              250,000       250,000

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20, 1997,
delinquent.                                        31,750        31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                   6,500         6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                50,000             0

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                      25,000             0
                                               ----------    ----------
Subtotal (carried forward)                     $1,109,799    $1,177,122

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 8   NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)               1998          1997    ------
-----------------                       -----------    ----------

Subtotal (brought forward)                    $ 1,109,799    $1,177,123

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.       35,000             0

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.      65,000             0

Hopper Asset Management Company, unsecured,
interest at 15%, dated June 11, 1999 due on
December 31, 1999.                                 50,000             0

Hopper Asset Management Company, unsecured,
interest at 15%, dated August 20, 1998, due on
December 20, 1998, delinquent.                    100,000             0

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                       25,000             0
                                               ----------    ----------
      Total                                    $1,334,799    $1,177,122
                                               ==========    ==========

NOTE 9   LONG TERM DEBT

Following is a summary of long-term debt at December 31, 1998 and 1997:

Creditor and Conditions                            1998         1997    ------
-----------------                         ---------    ----------

The Smith County State Bank & Trust Co.,
secured by office building and quonset
hut building in Smith Center, Kansas,
9% interest, matures March 2001.                $       0    $   35,204
                                                ---------    ----------
Subtotal (carried forward)                      $       0    $   35,204

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 9   LONG TERM DEBT(Continued)

Creditor and Conditions (Continued)               1998          1997
-----------------------                       -----------    ----------

Subtotal (brought forward)                    $         0    $   35,204

Futura Title Corporation dba Alliance Title
& Escrow, Former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest,
secured by mining property, (later
foreclosed) due September 1994.
Delinquent. (See Note 11).                        209,444       209,444
                                               ----------    ----------
Totals                                            209,444       244,648

Less current maturities                           209,444       222,207

Net long-term debt                             $        0    $   22,441
                                               ==========    ==========

Following are maturities of long-term debt for each of the next 5 years:

                            Amount
                           --------
            1999           $209,444
            2000                  0
            2001                  0
            2002                  0
            2003                  0
                           --------
                           $209,444
                           ========

With payments on the notes to the former shareholders of White Mountain Mining and Manufacturing, Inc. in arrears, the Company has agreed to pay interest at the rate of 18% per annum on the unpaid balance beginning on May 1, 1993. The Company agreed to a one-time compounding of interest, effective June 21, 1995. The related principal and interest are delinquent at December 31, 1998 and 1997.

NOTE 10   INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $10,254,736 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 11   LITIGATION

Gruntal & Co. Complaint
-----------------------
On July 22, 1994, a civil complaint was filed by Gruntal & Co., Incorporated, in U.S. District Court Southern District of New York against the Company and former officers and directors of the Company. The complaint asserted that the Company and related parties had violated securities laws.

The Company filed a counterclaim against Gruntal & Co., which was later dismissed on procedural grounds and the Company was preparing to re-file its counterclaim when settlement negotiations began. The litigation was settled in October 1997 whereby the parties released and waived all claims against each other, each party bore its own costs and expenses. The settlement offer required a former broker at Gruntal & Co. and other brokers to confess judgement, and pay fines as a condition of the settlement. In October 1997, this matter was resolved without recourse.

John Wilding Lawsuit
--------------------
On July 19, 1996, John Wilding sued the Company for collection on a delinquent promissory note, which was secured by stock of White Mountain Mining and Manufacturing, Inc. As of December 31, 1997, the balance owed was $142,323 plus accrued interest in the amount of $63,885. Subsequent negotiations resulted in foreclosure on the White Mountain collateral on June 1, 1998 in full payment of the note to Mr. Wilding. The foreclosed stock represents a majority of the total outstanding shares of White Mountain.

Wilding subsequently sold all shares of the White Mountain stock to an affiliate of Environmental Products & Technology, Inc. (EP&T), a Utah corporation which signed an agreement calling for EP&T to enter into a joint venture with Diatect for purposes of mining the White Mountain mineral claims of diatomaceous earth.

EP&T was contractually obligated to convey the White Mountain stock back to Diatect subject to a security interest for the purchase price of said stock paid by EP&T (or its affiliates) to Wilding. In 1998, it became apparent that EP&T would not honor its agreement with Diatect. The possibility exists that Diatect will bring a breach of contract action against Environmental Products and Technology, Inc. and its affiliates for its failure to transfer the shares of White Mountain stock to Diatect pursuant to agreement.

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 11   LITIGATION (Continued)
Results Insecticide, Inc.
-------------------------
The Company entered into a distribution and marketing agreement on September 14, 1997 on behalf of its subsidiaries. Integrated into the agreement was a security agreement to secure a loan in the amount of $65,498 which Diatect borrowed from Results. The loan was evidenced by a promissory note payable November 5, 2000 and bearing interest at the rate of 10% per annum until paid. Under the agreement, Diatect pledged all of the issued and outstanding shares of stock in its subsidiary, Diatect International, Inc., as security for the loan. The pledged shares were delivered to Results.
In May of 1998, legal counsel for Results alleged that Diatect was in breach of the agreement. Subsequent arbitration and litigation effectively terminated the distribution agreement and allowed Diatect to simply repay the note and sever all relationships with Results.

A.E. Smith Lawsuit
------------------
On March 15, 1996, following court ordered mediation, the Company transferred to A. E. Smith a note for $415,000. (See Note 9.) In return, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company.

In connection with the settlement, all assets located in the state of Kansas were pledged as collateral for the payment of the A.E. Smith settlement. These assets included all buildings located in Kansas. No gain or loss was realized as a result of this settlement.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in accounts payable at December 31, 1997 and included in commitments and contingencies at December 31, 1998. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next 12 months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 1998 and 1997, $55,543 and $42,750 are included respectively in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 11   LITIGATION (Continued)

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in these financial statements.

Mike Glazer
-----------
A consultant allegedly rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc. are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 1998 and 1997 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $154,717 and $124,779, respectively.

International School of Kenya
-----------------------------
The International School of Kenya was awarded a judgment in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs for this payment, the Company has issued a promissory note dated July 18, 1997 in the sum of $19,200 bearing interest at 12% . (Note 8.)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 1998, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

The Company is not aware of any other threatened litigation against it or its subsidiaries. On the other hand, there remains a tangible possibility of litigation against Diatect and/or its subsidiaries being brought by creditors of Diatect, particularly those, which are holding delinquent accounts. Diatect is working with these creditors and, at this time, all creditors who have not already filed litigation appear to be forbearing and accepting the measures taken by the Company in addressing the indebtedness.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 12   COMMON STOCK SUBSCRIBED

As of December 31, 1998 and 1997, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

  Ross S. Wolfley          $   22,500
  G. Reeve                    163,738
                              -------
        Total                 186,238

Subsequent to the date of these financial statements, the Company agreed to issue 200,000 shares of its common stock to G. Reeve in full settlement of the stock subscribed.


NOTE 13   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during 1998 and 1997:

                                Number of Shares  Price per Share
                                ----------------  ---------------
Outstanding at January 1, 1997         1,600,000            $0.06
  Granted                                 94,626            $0.06
                                       ---------
Outstanding at December 31,1997        1,694,626            $0.06
  Granted                                400,008            $0.06
                                         -------
  Expired                             (1,600,000)           $0.06
                                       ---------
Outstanding at December 31, 1998         494,634            $0.06
                                       =========            =====

Exercise Date                   Number of Shares  Price per Share
---------------------------     ----------------  ---------------
On or before September 15, 2000          258,070            $0.06
On or before October 25, 2000            236,564            $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at December 31, 1998 and 1997. See Note 17.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 14   CONCENTRATION OF CREDIT RISK

The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.


NOTE 15   COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 11.) These amounts are included in commitments and contingencies as follows:

                                           1998           1997
                                        ---------       ---------
  L. Craig Hunt                         $  61,543       $  55,543

  Mid-America Venture
          Capital Fund, Inc.               39,336          39,336

  Sloan, Listrom, Eisenbarth,
           Sloan & Glassman, LLC           42,166               0

  Ogilvy, Adams & Rinehart                 36,000               0

  Mike Glazer                              17,230          17,230

                                         $196,275       $ 112,109
                                         ========       =========
Lease Commitments
-----------------
During 1998, the Company leased office facilities in Boise, Idaho from an individual. The lease was a month-to-month handshake agreement, which called for monthly payments of $550.

The Company also leases office facilities in Smith Center, Kansas from an individual. The lease is a month-to-month handshake agreement, which calls for monthly payments of $273.

Other Contingencies
-------------------
The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 16   RELATED PARTY TRANSACTIONS

The Company has notes payable to eleven shareholders (including two officers) totaling $1,049,560 and $1,097,122 as of December 31, 1998 and 1997,
respectively. Subsequent to the date of these financial statements, six of the notes payable totaling $157,500 have become delinquent. As of December 31, 1997, the Company has also received advances from two officers in the amount of $2,168 and $6,083, respectively.

The Company's vice president performs services as the Company's main legal counsel. Legal services performed by this officer totaled $54,420 and $67,838 for 1998 and 1997 respectively, of which $64,815 and $10,395 is included in accrued expenses at December 31, 1998 and 1997, respectively.


NOTE 17   SUBSEQUENT EVENTS

Acquisition of Magic International, Inc.

On May 24, 1999, the Company entered into an agreement to purchase Magic International Inc. in exchange for $3,000 cash and 200,000 shares of Diatect International Corporation's common stock. Both parties understand that the current level of the Company's capitalization does not permit an issuance of 200,000 shares of stock. In the event that this situation remains unchanged by July 31, 2000, an officer of the Company has agreed to transfer 200,000 shares of his own stock. The $3,000 cash has been fully paid. The stock was issued and the acquisition finalized in March 2000 after the Company increased its authorized capital.

Magic International, Inc. is a company which holds one of two existing general, non-exclusive distributorships granted by Diatect.

Commitments to Issue Stock
--------------------------
In 1999, relating to 1999 transactions, The Company has committed to issue common stock for reasons stated as follows:

Name             Number of Shares  Purpose
---------------  ----------------  -------------------------------------
Michael McQuade            50,000  Services rendered and costs incurred
Flori Ai                   35,000  Settlement of potential claims
David Andrus               28,000  Services rendered
George Brinks             100,000  Contract for purchase of rights to
                                    EPA labels
Steve Abboud               90,000  Services rendered and costs incurred
Magic Miles, Ltd.         200,000  Purchase of all stock of Magic
                                    International, Inc.
                          -------
  Total                   503,000
                          =======

All commitments to issue stock were conditional upon the Company's ability to increase its authorized capital and have been guaranteed by officers of the Company with stock from their personal holdings. In February 2000, the Company increased its authorized capital to 50,000,000 shares of common stock.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 17   SUBSEQUENT EVENTS (Continued)

The Company has obtained additional loans in 1998 secured by the issuance of common stock as follows:

Creditor            Date        Loan Amount  Number of Shares
---------------  ------------   -----------  ----------------
Andrew Dicharia  June 8, 1998    $   50,000           100,000
Hopper Asset
 Management Co.  May 2, 1998         25,000            50,000
Jerry Isdore     May 22, 1998        25,000            50,000
                                 ----------           -------
  Totals                         $  100,000           200,000
                                 ==========           =======

EPA Label
---------
Subsequent to the date of these financial statements and prior to their issuance, the Company registered EPA label 42850-VI.

Office Facilities
-----------------
In April 2000, the Company entered into a lease agreement for new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $720 during the first year, $738 during the second year and $756.50 during the third year. The Company occupied these facilities on May 1, 2000.

NOTE 18   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $653,895 for the year ended December 31, 1998 and has an accumulated deficit of $10,254,736. At December 31, 1998, the Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. Management's plans for ensuring the Company's continued viability are as follows:

Upon the Company's ability to reestablish compliance with S.E.C. regulations, management plans to increase the Company's capital structure. Significant and imminent placement of resulting new stock issuance are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets. See Note 17.

NOTE 19   YEAR 2000 ISSUES

Like other companies, Applied Earth Technologies, Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
(formerly San Diego Bancorp)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

NOTE 19   YEAR 2000 ISSUES (Continued)

such as production equipment and elevators, etc. At this time, there have been no known problems related to the Year 2000 issue.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already Year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with the Year 2000 issue will be expensed as incurred.

NOTE 20   BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:
                          Fiscal Year December 31, 1998
                      Kansas     Idaho      Eliminations     Consolidated
                    ----------  ----------  ------------     ------------
External revenue $   123,483  $        0  $          0     $    123,483
                 ===========  ==========  ============     ============
Operating income
     (loss)      $ (905,501) $   251,606  $          0     $   (653,895)
                 ===========  ==========  ============     ============
Corporate expenses                                         $          0
                                                           ------------
Total operating
 income (loss)                                             $   (653,895)
                                                           ============
Depreciation and
 amortization    $   135,011  $  184,037  $           0    $    319,048
                 ===========  ==========  =============    ============
Interest expense
 and finance
 charges         $       390  $  179,252  $           0    $    179,642
                 ===========  ==========  =============    ============
Identifiable
 assets          $   460,817  $2,786,721  $    (483,742)   $  2,763,796
                 ===========  ==========  =============    ============
General
 corporate
 assets                                                    $          0
                                                           ------------
   Total assets                                            $  2,763,796
                                                           ============
Kansas operations, the first reportable segment, derives revenues from its mixing and distribution of pesticide products. Idaho operations, the second reportable segment, presently generates no revenues and is dependent on revenues generated from the Kansas segment.