Form 10KSB
period 1999-12-31
DIATECT INTERNATIONAL CORP
filed 2000-09-19
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                      Commission File number:  0-10147

                     DIATECT INTERNATIONAL CORPORATION
                (formerly APPLIED EARTH TECHNOLOGIES, INC.)
                -------------------------------------------
            (Exact name of registrant as specified in charter)

             California                                   95-355578
             ----------                                   ---------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  1134 North Orchard, Suite 206, Boise, Idaho                      83706
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code:  (208) 342-2273

          Securities registered pursuant to section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
               None                                    N/A
               ----                                    ---
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

     State the issuer's revenues for its most recent fiscal year:  $207,912

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. At December 31, 1999, the aggregate market value of the voting stock held by nonaffiliates was $1,008,739. The average of the bid and asked price of such stock on December 31, 1999, was $0.07 per share.

     At December 31, 1999, the registrant had 19,535,231 shares of common stock, no par value, issued and outstanding.

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

                           TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                         4
ITEM 2.  PROPERTIES                                                      11
ITEM 3.  LEGAL PROCEEDINGS                                               11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           13

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         14
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                               15
ITEM 7. FINANCIAL STATEMENTS                                             19
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                             19
PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT              20
ITEM 10. EXECUTIVE COMPENSATION                                          23
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  26
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  27

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                29

                                  PART I
                             ITEM 1.  BUSINESS

IMPORTANT NOTICE TO THE READER
-----------------------------
ON JUNE 4, 1998, APPLIED EARTH TECHNOLOGIES, INC., CHANGED ITS NAME TO DIATECT INTERNATIONAL CORPORATION. THIS REPORT IS BEING FILED ON OR ABOUT SEPTEMBER 8, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO DECEMBER 31, 1999. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

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

Offices, Employees and Subsidiaries
-----------------------------------
The Company's executive offices are located at 1134 North Orchard, Suite 208, Boise, Idaho 83706. George Henderson and John Runft provide administrative services to the Company on an as-needed basis.

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

Magic International, Inc., a wholly-owned subsidiary, was acquired by the Company for the purposes of conducting the Company's marketing operations. Its executive offices are located at 1134 North Orchard, Suite 208, Boise, Idaho 83706. As of this filing, Magic International, Inc. has no employees.

                            ITEM 2.  PROPERTIES

DIC Corporate       1134 North Orchard, Suite 208  1,800 sq. ft. Lease   Brick
Executive Offices   Boise, Idaho

The lease on this property is for 3 years at a monthly rate of $720 in year 1, $738 in year 2, and $757 in year 3.

DII Plant and       108 E. Schoolhouse Rd      25,000 sq. ft.   Own     Brick
Facilities          Lebanon, KS

The Company owns this facility outright. See Note 4 to the financial statements.

MII                 Same as DIC corporate offices
Administration

                     ITEM 3.  LEGAL PROCEEDINGS

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

In May of 1998, legal counsel for Results alleged that Diatect was in breach of the agreement. Arbitration and litigation effectively terminated the distribution agreement and allowed Diatect to simply repay the note and sever all relationships with Results. This resulted in a loss of $96,711.

A.E. Smith Lawsuit
------------------
On March 15, 1996, following court ordered mediation, the Company transferred to A. E. Smith a note for $415,000. In return, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The buildings were sold during 1998 and the note fully satisfied resulting in a gain of $30,724. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company.

In connection with the settlement, all assets located in the state of Kansas were pledged as collateral for the payment of the A.E. Smith settlement. These assets included all buildings located in Kansas. No gain or loss was realized as a result of this settlement.

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 1999 and 1998, $61,543 and $55,543 are included respectively in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in the financial statements attached to this report.

Mike Glazer
-----------
A consultant allegedly rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc. are fully encumbered. The amount of $17,230 is included in commitments and contingencies in the financial statements attached to this report.

International School of Kenya
-----------------------------
The International School of Kenya was awarded a judgment in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs for this payment, the Company has issued a promissory note dated July 18, 1997 in the sum of $19,200 bearing interest at 12% . See Note 7 to the financial statements attached to this report.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 1999 and 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $185,644 and $154,717, respectively. See Note 7 to the financial statements attached to this report.

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. The amount of $21,260 is including in notes payable and $355 is included in accrued interest in the financial statements attached to this report.

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 1999, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                 PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for the Company's common stock in the over-the-counter market as reported by a weekly reporting service and according to the OTC Bulletin Board and the National Quotation Bureau's "pink sheets". The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At December 31, 1999, the Company's common stock was quoted under the symbol "DTCT" and had a high of $0.07 and a low of $0.07. All bid prices below have been rounded to the nearest whole cent.

                                                         Bid Prices
                                                       ---------------
     Fiscal Year Ended December 31, 1999
     -----------------------------------
     First Quarter                                    $ 0.15    $ 0.05
     Second Quarter                                   $ 0.15    $ 0.08
     Third Quarter                                    $ 0.12    $ 0.07
     Fourth Quarter                                   $ 0.07    $ 0.03

     Fiscal Year Ended December 31, 1998
     -----------------------------------
     First Quarter                                    $ 0.08    $ 0.63
     Second Quarter                                   $ 0.31    $ 0.08
     Third Quarter                                    $ 0.15    $ 0.06
     Fourth Quarter                                   $ 0.10    $ 0.05

     Fiscal Year Ended December 31, 1997
     -----------------------------------
     First Quarter                                    $ 0.20    $ 0.10
     Second Quarter                                   $ 0.20    $ 0.10
     Third Quarter                                    $ 0.20    $ 0.10
     Fourth Quarter                                   $ 0.20    $ 0.10

The Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors.

At December 31, 1999, the Company had 1,042 shareholders of record based on information provided by the Company's transfer agent.

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

General -
-------
The founders of the Company envisioned establishing a business venture built upon the creation, development, production and marketing of a quality line of natural, environmentally-friendly insecticide products.

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

Results of Operations
---------------------
Year ended December 31, 1999 compared to year ended December 31, 1998
---------------------------------------------------------------------

     Revenues. The Company had revenues of $207,912 and cost of sales of $110,385 with a gross profit of $97,527 for the period ending December 31, 1999, compared with revenues of $123,483 and cost of sales of $45,085 with a gross profit of $78,398 for the period ending December 31, 1998. The increase in revenues was attributable to increased sales. The increase in cost of sales as a percent of revenues, from 36.5% in 1998 to 53.1% in 1999 was attributable to increased costs of labor and marketing.

     Operating Expenses. For the year ended December 31, 1999, the Company had total operating expenses of $671,835, compared to $728,177 for the same period ending December 31, 1998. The decrease in operating expenses is attributable primarily to a decreases in salaries, wages and benefits of $54,577, and consulting fees of $31,984, offset by an increase in legal and professional fees of $33,112. Management expects operating expenses for the next twelve months to be significantly greater because of increased corporate activity.

     Other Income and Expense. Other expense for the year ended December 31, 1999 totaled $305,545, consisting primarily of interest expense of $210,962 and litigation settlement expense of $96,711. By contrast, other income totaled $59,774 for the year ended December 31, 1998, consisting of $215,692 gain on extinguishment of debt and $30,724 on the sale of assets, offset by interest expense of $179,642, and claim and miscellaneous fees of $2,500 and $4,500 respectively. Pending litigation at December 31, 1999 could result in additional settlement expenses in fiscal 2000. See PART I, Item 3, Legal Proceedings.

     The Company experienced a net loss of $879,853 for the year ended December 31, 1999 and a net loss of $653,895 for the year ended December 31, 1998. The basic loss per share for the year ended December 31, 1999 was $0.05, based on the weighted average number of shares outstanding of 19,535,231 shares, compared to $0.03 based on weighted average number of shares outstanding of 19,535,231 at December 31, 1998.

     While the working capital and equity funding continued to severely hamper the Company's management team from moving rapidly to conform the Company's business operations to the business plan, management believes that significant progress was made in the Company's fiscal year ended December 31, 1999.

     -One new registered EPA label was created and approved (Diatect V insecticide), providing the Company with larger potentially profitable Organic markets.

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

     -While work has been done in an effort to launch an effective marketing campaign, only modest success has been achieved at this point in time. A radical change in marketing strategy has been prepared and will be implemented when funding becomes available.

     The strategy which is being implemented is to expand into every aspect of the marketplace worldwide through the establishment of a network of dealers. Through this system, every consuming entity will be identified, contacted, and introduced to the benefits of the Results and other Company insecticide products.

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

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had current assets of $192,493, consisting of cash of $2,160, accounts receivable of $9,050, and inventories of $181,283, and current liabilities of $2,955,064 for a working capital deficit of $2,762,571. At December 31, 1999, the Company had property, plant and equipment assets totaling $54,782, net of depreciation, and other assets of $2,318,321, consisting primarily of the Company's investment in EPA labels, net of amortization.

     Cash used in operations for the year ended December 31, 1999 was $(199,750) compared to $(408,627) for the same period ended December 31, 1998. In 1999 and 1998, the Company's operations been funded primarily by sales of products and loans.

     Cash flows used by investing activities by the Company during the year ended December 31, 1999, was $23,238. Cash flows from financing activities during the year ended December 31, 1999 was $223,060.

As of the end of fiscal 1999, the Company may seek working capital from several sources, including the equity markets and private investors. In February 2000, the Company increased its authorized capital to allow for the issuance of additional shares of common stock. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

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

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of September 8, 2000, the name, age and position of each executive officer and director and the term of office of each director of the Company.
                                                               Director and/or
Name                     Age      Position                     Officer Since
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

Involvement in Certain Legal Proceedings
----------------------------------------
See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Since the Company ceased operations in 1989 until October 1993, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3 and 4 furnished to the Company during the fiscal year ended December 31,1999, other than disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the 1999 fiscal year or prior years.

     The following table sets forth as of December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the 1999 fiscal year or prior years. Filings have been since made as indicated below.


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

                 ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999, the end of the Company's last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
Ross F. Wolfley     1999  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
President (1)       1998  $ -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1997  $ 6,550   -0-       -0-         -0-      -0-      -0-       -0-

George H Henderson  1999  $
President (2)       1998  $ -0-     -0-       -0-         -0-      -0-      -0-      14,400
                    1997  $ -0-     -0-       -0-         -0-      -0-      -0-       6,815


(1) Ross Wolfley resigned as President in April 1997.
(2) George Henderson was appointed as President in April 1997.

At December 31, 1999, none of the officers/directors of the Company were employed by the Company in any capacity and therefore received no salary related compensation.

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

     [This space to the end of the page has been intentionally left blank]

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of December 31, 1999, the name and address and the number of shares of the Company's Common Stock, no par value per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 19,535,231 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of the Company and its principal subsidiaries and of all officers and directors as a group.

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

Indebtedness of Management
--------------------------
Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. President and Chairman/Director Henderson is owed the sum of $182,076.74 for services rendered the Company in 1997, 1998 and 1999. Secretary/Director Runft is owed $182,563.13 for services rendered the Company in 1997, 1998, and 1999.

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

                                 PART IV
                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                        Page
-----------------                                                        ----
Independent Auditors Report of Williams & Webster, P.S.,
 Certified Public Accountant                                              31
Consolidated Statement of Financial Position as of
 December 31, 1999 and 1998                                               32
Consolidated Statement of Operations for the years ended
 December 31, 1999 and 1998                                               34
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 1999 and 1998                           35
Consolidated Statement of Cash Flows for the years ended
 December 31, 1999 and 1998                                               36
Notes to Financial Statements                                             37

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

     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: September 8, 2000

/s/ George H. Henderson,President/Treasurer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: September 8, 2000

/s/ George H. Henderson, Director

/s/ John L. Runft, Director

/s/ Robert B. Crouch, Director

/s/ Jay W. Downs, Director

/s/ M. Stewart Hyndman, Director

/s/ Robert B. Corrigan, Director

/s/ Michael P. McQuade, Director

/s/ Larry D. Anderson, Director

Board of Directors
Diatect International Corp.
Boise, ID  83714

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. (formerly Applied Earth Technologies, Inc.), (formerly San Diego Bancorp), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16, the Company has significant net operating losses, unsatisfied collection judgments and delinquencies in repaying its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 22, 2000

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 1998

                                    ASSETS

                                                       1999           1998
                                                    -----------   -----------
Current Assets
  Cash                                              $     2,160   $     2,088
  Accounts receivable                                     9,050          -
  Inventories                                           181,283       100,000
                                                    -----------   -----------

    Total Current Assets                                102,088       102,088
                                                    -----------   -----------

Property and Equipment
  Building                                               23,501        23,501
  Equipment                                              46,751        39,281
  Less accumulated depreciation                         (15,470)       (6,037)
                                                    -----------   -----------
                                                         54,782        56,745

Other Assets
  Deposits                                                3,000          -
  Investment in EPA labels, net of amortization       2,315,321     2,604,963
                                                    -----------   -----------
    Total Other Assets                                2,318,321     2,604,963
                                                    -----------   -----------
TOTAL ASSETS                                        $ 2,565,596   $ 2,763,796
                                                    ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                       CONSOLIDATED BALANCE SHEETS (Continued)
                         December 31, 1999 and 1998

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1999           1998
                                                    -----------   -----------
Current Liabilities
  Accounts payable                                  $   429,262   $   159,772
  Advances from officers                                  5,168         2,168
  Interest payable                                      751,690       540,728
  Other accrued liabilities                               1,641        22,500
  Notes payable                                       1,767,303     1,544,243
                                                    -----------   -----------
    Total Current Liabilities                         2,955,064     2,269,411
                                                    -----------   -----------

Long-Term Debt, Less Current Portion                       -             -
                                                    -----------   -----------

Commitments and Contingencies                           192,275       196,275
                                                    -----------   -----------

Stockholders' Equity
 Common stock, no par value, 20,000,000
  shares authorized and 19,535,231 shares
  issued and outstanding                             10,366,608    10,366,608
 Common stock subscribed                                186,238       186,238
 Accumulated Deficit                                (11,134,589)  (10,254,736)
                                                    -----------   -----------
    Total Stockholders' Equity                         (581,743)      298,110
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,565,596   $ 2,763,796
                                                    ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1999 and 1998

                                               1999                1998
                                           -------------     ----------------
REVENUES                                   $     207,912     $        123,483

COST OF SALES                                    110,385               45,085
                                           -------------     ----------------
GROSS PROFIT                                      97,527               78,398
                                           -------------     ----------------

OPERATING EXPENSES
 Salaries, wages and benefits                     52,307              106,884
 Consulting                                       58,313               90,297
 Depreciation and amortization                   314,843              319,048
 Legal and professional fees                     132,507               99,395
 Other operating expense                         113,865              112,553
                                           -------------     ----------------
   Total Operating Expenses                    671,835              728,177
                                           -------------     ----------------
OPERATING LOSS                             $    (574,308)            (649,779)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
 Gain on extinguishment of debt                     -                 215,692
 Interest Expense                               (210,962)            (179,642)
 Gain (loss) on sale of assets                      -                  30,724
 Claim fees                                         -                  (2,500)
 Litigation settlement                           (96,711)                -
 Miscellaneous                                     2,128               (4,500)
                                           -------------     ----------------
   Total Other Income (Expenses)                (305,545)              59,774
                                           -------------     ----------------
NET LOSS FROM CONTINUING OPERATIONS             (879,853)            (590,005)
   Loss on disposal of subsidiaries                 -                 (63,890)
                                           -------------     ----------------
NET LOSS                                   $    (879,853)    $       (653,895)
                                           =============     ================
BASIC AND DILUTED
 NET LOSS PER SHARE                        $       (0.05)    $          (0.03)
                                           =============     ================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                            19,535,231           19,535,231
                                           =============     ================


 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1999 and 1998

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balances as of December 31, 1997          19,535,231     10,366,608       186,238     (9,600,841)       952,005

Net Loss for the year ended
 December 31, 1998                              -              -             -          (653,895)      (653,895)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110

Net Loss for the year ended
 December 31, 1999                              -              -             -          (879,853)      (879,853)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(11,134,589)  $   (581,743)
                                        ============   ============  ============   ============   ============

















 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                  (formerly Applied Earth Technologies, Inc.)
                      CONSOLIDATED CASH FLOW STATEMENTS
                 For the Years Ended December 31, 1999 and 1998

                                               1999                1998
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $    (879,853)    $       (653,895)
  Adjustment to reconcile net income to
   net cash provided by operating
   activities
    Depreciation and amortization                314,843              319,048
    Gain on extinguishment of debt                  -                (215,692)

  Changes in assets and liabilities
    Accounts receivable                           (9,050)                -
    Inventories                                  (81,283              (13,497)
    Deposits                                      (3,000)                -
    Accounts payable                             269,490               69,153
    Advances from officers                         3,000               (3,915)
    Interest payable                             210,962              104,446
    Other accrued liabilities                    (20,859)             (98,441)
    Commitments and contingencies                 (4,000)              84,166
                                           -------------     ----------------
NET CASH USED BY OPERATING
  ACTIVITIES                                    (199,750)            (408,627)
                                           -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
   equipment                                      (7,470)                -
  Investment in EPA label                        (15,768)                -
  Disposal of property, plant and
   equipment                                        -                 134,731
                                           -------------     ----------------
NET CASH PROVIDED BY (USED BY)INVESTING
  ACTIVITIES                               $     (23,238)    $        134,731
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction of debt                                 -                    -
  Net proceeds from notes payable                223,060              272,362
                                           -------------     ----------------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                            223,060              272,362
                                           -------------     ----------------
NET INCREASE (DECREASE)IN CASH                        72               (1,534)

CASH AT BEGINNING OF YEAR                          2,088                3,622
                                           -------------     ----------------
CASH AT END OF YEAR                        $       2,160     $          2,088
                                           =============     ================
SUPPLEMENTAL DISCLOSURES:
  Interest paid                            $        -        $          1,374
                                           =============     ================
  Income Tax Paid                          $        -        $           -
                                           =============     ================

 The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

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

On May 2, 1998, the Company's board of directors abandoned Enviro-Guard and its wholly owned subsidiary, D.S.D., Inc., following the transfer of all Enviro-Guard assets to the Company. In consideration for payment of the transferred assets, the Company assumed all indebtedness of the subsidiary corporations and any indemnification against the liabilities of the subsidiaries. Transfer of D.S.D.'s assets included the transfer of all stock of D.S.D.'s wholly owned subsidiary, Doctor Scratch, Inc., a Kansas corporation. As the sole shareholder of Doctor Scratch, the Company sold all the assets of Doctor Scratch and allowed it to become dormant.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 and 1997

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

Magic International, Inc.
-------------------------
On May 24, 1999, the Company entered into an agreement to purchase Magic International, Inc. in exchange for $3,000 cash and 200,000 shares of Diatect International Corporation's common stock. At the time of the transaction, the authorized level of the Company's capitalization did not permit an issuance of 200,000 shares of stock. Subsequent to its receipt of the $3,000 cash, the Company increased its authorized capital, issued the aforementioned stock and finalized the acquisition in March 2000. See Note 15.

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

Year End
--------
The Company has elected a December year end.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the years ended December 31, 1999 and 1998 was $9,433 and $13,638 respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales.

Deferred Tax Liability
----------------------
At December 31, 1999, the Company had net operating loss carryforwards of approximately $11,134,000 that may be offset against future taxable income through 2013. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of loss per share because the exercise price of the outstanding options is higher than the market price of the stock, thereby causing the options to be antidilutive.

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999 and 1998.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 3   INVENTORIES

Inventories at December 31, 1999 and 1998 consist of the following:

                                1999                    1998
                          -------------          --------------
   Raw Materials          $      52,978          $       44,496
   Finished Goods               128,305                  55,504
                          -------------          --------------
     Total                $     181,283          $      100,000
                          =============          ==============

At December 31, 1998, the Company's inventories of $106,830 were offset by a reserve for obsolescence of $6,830. There was no reserve for obsolescence at December 31, 1999.

NOTE 4   PROPERTY, PLANT AND EQUIPMENT

The Company owns land and building in Lebanon, Kansas with a cost basis of $23,501. During 1998 the Company sold land and buildings located in Smith Center, Kansas for $65,000 cash resulting in a gain of $33,563.

NOTE 5   MINERAL PROPERTIES

At December 31, 1997 the Company owned a majority interest (89.125%) in White Mountain which had unpatented mining claims located in Malheur County, Oregon. During 1998, the Company lost its controlling interest in White Mountain stock, which had been pledged as collateral and was foreclosed on by note holders. (Note 9.)

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

During 1999, the Company registered and was granted approval for label No. 42850-VI by the U.S. Environmental Protection Agency.

    [The remainder of this page is intentionally left blank]

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7   NOTES PAYABLE

Short-term notes payable consist of the following at December 31, 1999 and 1998:

Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.     $   165,529   $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999, delinquent.                            10,000          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Note 11.)                        386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                    5,000           5,000
                                                   ---------       ---------
Subtotal (carried forward)                         $ 614,610        $614,610

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7   NOTES PAYABLE (Continued)

Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   614,610   $     614,610

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,
delinquent.                                           22,500          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999.
delinquent.                                           16,500          25,000

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.               19,200          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       250,000         250,000

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20, 1997,
delinquent.                                           31,750          31,750
                                                   ---------       ---------
Subtotal (Carried forward)                       $ 1,019,799      $1,028,299

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7   NOTES PAYABLE (Continued)

Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                        $1,019,799      $1,028,299

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                   50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                         25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company, unsecured,
interest at 15%, dated August 20, 1998, due on
December 20, 1998, delinquent.                       100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000
                                                 -----------      ----------
Subtotal (Carried forward)                        $1,326,299      $1,334,799

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7   NOTES PAYABLE (Continued)

Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                       $ 1,326,299      $1,334,799

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 10%,
dated November 18, 1999, due on November
18, 1999, delinquent.                                  5,500               0

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.              36,000               0

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
September 16, 1999, due on May 16, 2000.               3,500               0

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000.      50,000               0

David N. Sim, (a shareholder of the
Company), unsecured, interest at 15%,
dated October 1, 1999, due on December
31,1999                                                6,500               0

Jack S. Stites, (a shareholder of the
Company), unsecured, interest at 15%,
dated September 1, 1999, due on
December 31, 1999.                                     8,800               0

Hopper Asset Management Company,
unsecured, interest at 15%, dated
January 11, 1999, due on December 31,
1999, delinquent.                                     50,000               0
                                                   ---------       ---------
Subtotal (Carried forward)                      $  1,486,599      $1,334,799

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 7   NOTES PAYABLE (Continued)

Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                       $ 1,486,599      $1,334,799

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999, delinquent.                                     50,000               0

Toxikon Corporation, unsecured, interest
at 10%, dated November 1, 1999, due on
January 31, 2000.                                     21,260               0

Futura Title Corporation dba Alliance Title & Escrow,
Former shareholders of White Mountain Mining and
Manufacturing, Inc., monthly payments of $18,000,
18% interest, secured by mining property, (later
foreclosed) due September 1994.  Delinquent.
(See Note 11).                                       209,444         209,444
                                                 -----------    ------------
     Total                                       $ 1,767,303    $  1,544,243
                                                 ===========    ============

With payments on the notes to the former shareholders of White Mountain Mining and Manufacturing, Inc. in arrears, the Company has agreed to pay interest at the rate of 18% per annum on the unpaid balance beginning on May 1, 1993. The Company agreed to a one-time compounding of interest, effective June 21, 1995. The related principal and interest are delinquent at December 31, 1999 and 1998.

NOTE 8   INCOME TAXES

At December 31, 1999, the Company had net operating loss carryforwards of approximately $11,134,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 9   LITIGATION

     John Wilding Lawsuit

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 9   LITIGATION (Continued)

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

     Results Insecticide, Inc.

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

In May of 1998, legal counsel for Results alleged that Diatect was in breach of the agreement. Arbitration and litigation effectively terminated the distribution agreement and allowed Diatect to simply repay the note and sever all relationships with Results. This resulted in a loss of $96,711. This resulted in a loss of $96,711.

     A.E. Smith Lawsuit

On March 15, 1996, following court ordered mediation, the Company transferred to A. E. Smith a note for $415,000. (See Note 7.) In return, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. The buildings were sold during 1998 and the note fully satisfied resulting in a gain of $30,724. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company.

In connection with the settlement, all assets located in the state of Kansas were pledged as collateral for the payment of the A.E. Smith settlement. These assets included all buildings located in Kansas. No gain or loss was realized as a result of this settlement.

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 9   LITIGATION (Continued)

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

     L. Craig Hunt

L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 1999 and 1998, $61,543 and $55,543 are included respectively in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

     Mid-America Venture Capital Fund, Inc.

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

     International School of Kenya

The International School of Kenya was awarded a judgment in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs for this payment, the Company has issued a promissory note dated July 18, 1997 in the sum of $19,200 bearing interest at 12% . (Note 7.)

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 9   LITIGATION (Continued)

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 1999 and 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $185,644 and $154,717, respectively. See Note 7.

     Toxikon, Inc.

Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. The amount of $21,260 is including in notes payable and $355 is included in accrued interest in these financial statements at December 31, 1999.

     Creditors' Judgments

During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 1999, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

NOTE 10   COMMON STOCK SUBSCRIBED

As of December 31, 1999 and 1998, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

          Debt Reduction
          --------------
          Ross S. Wolfley                         $    22,500
          G. Reeve                                    163,738
                                                  -----------
          Total                                   $   186,238
                                                  ===========
Subsequent to the date of these financial statements, the Company agreed to issue 200,000 shares of its common stock to G. Reeve in full settlement of stock subscribed.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 11   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during 1999 and 1998:

                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1997      1,694,626                 $0.06

  Granted                                400,008                 $0.06

  Exercised or forfeited                       0                 $0.00

  Expired                             (1,600,000)                $0.06

  Outstanding at December 31, 1998       494,634                 $0.06

  Granted                                400,008                 $0.06

  Expired, exercised or forfeited              0                 $0.00

  Outstanding at December 31, 1999        894,642                $0.06


  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------
  On or before September 15, 2000         458,339                $0.06

  On or before October 25, 2000           436,116                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at December 31, 1999 and 1998. See Note 15.

NOTE 12   CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

Raw Materials
-------------
The Company uses pyrethrum as a main ingredient in its production process. Pyrethrum is a plant by-product primarily imported from Africa. Africa has experienced a severe drought with no relief in sight thus causing the pyrethrum supply to greatly diminish. Due to these circumstances, the Company now has one supplier whose pyrethrum is substantially non-African.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 13   COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 11.) These amounts are included in commitments and contingencies as follows:

                                         1999                  1998
                                      ----------           ----------
     L. Craig Hunt                    $   61,543           $   55,543

     Mid-America Venture
             Capital Fund, Inc.           37,336               39,336

     Sloan, Listrom, Eisenbarth,
                 Sloan & Glassman, LLC    40,166               42,166

     Ogilvy, Adams & Rinehart             36,000               36,000

     Mike Glazer                          17,230               17,230
                                      ----------           ----------
                                      $  192,275           $  196,275
                                      ==========           ==========

Lease Commitments
-----------------
The Company leases office facilities in Boise, Idaho from an individual. The lease is a month-to-month handshake agreement, which calls for monthly payments of $550.

The Company also leases operating facilities in Smith Center, KS from an individual. The lease is a month-to-month handshake agreement, which calls for monthly payments of $273.

Other Contingencies
-------------------
The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to fifteen shareholders (including two officers) totaling $1,235,799 and $1,097,122 as of December 31, 1999 and 1998, respectively.

The Company's corporate secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $60,060 and $54,420 for 1999 and 1998 respectively, of which $60,060 and $64,815 is included in accrued expenses at December 31, 1999 and 1998, respectively.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 15   SUBSEQUENT EVENTS

Office Facilities
-----------------
In April 2000, the Company entered into a lease agreement of new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $720 during the first year, $738 during the second year and $757 during the third year. The Company occupied these facilities on May 1, 2000.

Commitments to Issue Stock
--------------------------
In 1999, relating to 1999 transactions, The Company has committed to issue common stock for reasons stated as follows:

Name                 Number of Shares   Purpose
----------------     ----------------   -------
Michael McQuade            50,000       Services rendered and costs incurred
Flori Ai                   35,000       Settlement of potential claims
David Andrus               28,000       Services rendered
George Brinks             100,000       Contract for purchase of rights to
                                         EPA labels
Steve Abboud               90,000       Services rendered and costs incurred
Magic Miles, Ltd.         200,000       Purchase of all stock of Magic
                                         International, Inc.
                     ----------------
     Total                503,000
                     ================

All commitments to issue stock were conditional upon the Company's ability to increase its authorized capital and were guaranteed by officers of the Company with stock from their personal holdings. In February 2000, the Company increased its authorized capital to 50,000,000 shares of common stock to allow for issuance of these stock commitments.

The Company has obtained additional loans in 1998 secured by the issuance of common stock as follows:

Creditor                 Date                Loan Amount  Number of Shares
---------------          ------------        -----------  ----------------
Andrew Dicharia          June 8, 1998        $    50,000           100,000
Hopper Asset
 Management Co.          May 2, 1998              25,000            50,000
Jerry Isdore             May 22, 1998             25,000            50,000
                                             -----------  ----------------
     Totals                                  $   100,000           200,000
                                             ===========  ================
Acquisition of National Diatect
-------------------------------
Subsequent to the date of these financial statements and prior to their issuance, in July 2000, the Company signed a letter of intent and memorandum of understanding to acquire National Diatect, Inc. (National) in exchange for 400,000 shares of the Company's common stock, $120,000 in future royalties (based on $0.10 per pound of products produced through National's plant) and a promissory note in the amount of $110,000(based on the stated value of National's inventory and equipment). The agreement is subject to final ratification by the Company's board of directors.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998

NOTE 15 - SUBSEQUENT EVENTS (Continued)
Acquisition of Magic International, Inc.
----------------------------------------
Subsequent to the date of these financial statements, in March 2000, the Company finalized the agreement to purchase Magic International, Inc. in exchange for $3,000 cash and 200,000 shares of Diatect International Corporation's common stock. (See Note 1).

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $879,853 for the year ended December 31, 1999 and has an accumulated deficit of $11,134,589. At December 31, 1999, the Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

Upon the Company's ability to reestablish compliance with S.E.C. regulations, management plans to increase the Company's capital structure. Significant and imminent placement of resulting new stock issuance are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets. See Notes 1 and 15.

NOTE 17   YEAR 2000 ISSUES

Like other companies, Diatect International Corp. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time there have been no known problems related to the Year 2000 issue.

The Company has reviewed its technology and processing systems and believes that the majority of its systems are already year 2000 compliant or can be
made so with software updates.   Based on preliminary assessments, the Company
regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with Year 2000 compliance are expensed when incurred.

NOTE 18   BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:
               [table appears on page following]

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999 and 1998
NOTE 18   BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)
                         Fiscal Year December 31, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 207,912  $       0   $          0    $     207,912
                    =========   ========   ============    =============
Operating income
     (loss)         $ (18,667) $(555,641)  $          0    $    (574,308)
                    =========   ========   ============    =============
Corporate expenses                                                     0
   Total operating                                          ------------
   income (loss)                                           $    (574,308)
                                                           =============
Depreciation and
Amortization        $     317  $ 314,526   $          0    $     314,843
                    =========   ========   ============    =============
Interest expense
and finance
charges             $       0  $ 210,962   $          0    $     210,962
                    =========   ========   ============    =============
Identifiable assets $ 347,953 $2,365,429   $   (147,786)   $   2,565,596
                    =========  =========    ===========     ============
General corporate
assets                                                                 0
                                                            ------------
   Total assets                                            $   2,565,596
                                                            ============

                         Fiscal Year December 31, 1998
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    --------    --------   ------------    -------------
External revenue   $ 123,483  $        0  $           0    $     123,483
                  ==========   =========   ============     ============
Operating income
     (loss)      $(1,102,668) $  251,606  $           0    $    (851,062)
                 ===========   =========   ============     ============
Corporate expenses                                                     0
   Total operating                                          ------------
   income (loss)                                           $    (851,062)
                                                            ============
Depreciation and
Amortization     $   135,011  $  184,037  $           0    $     319,048
                 ===========   =========   ============     ============
Interest expense
and finance
charges          $       390  $  179,252  $           0    $     179,642
                 ===========   =========   ============     ============
Identifiable
 assets          $   360,817 $ 2,786,721  $    (483,742)   $   2,663,796
                 ===========   =========   ============    =============
General corporate
assets                                                                 0
                                                           -------------
   Total assets                                            $   2,663,796
                                                           =============
Kansas operations, the first reportable segment, derives revenues from its mixing and distribution of pesticide products. Idaho operations, the second reportable segment, presently generates no revenues and is dependent on revenues generated from the Kansas segment.