Form 10QSB
period 1999-03-31
DIATECT INTERNATIONAL CORP
filed 2000-10-10
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-10147
                                             -------

                     DIATECT INTERNATIONAL CORPORATION
                (formerly APPLIED EARTH TECHNOLOGIES, INC.)
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             California                                   95-3555778
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                1134 North Orchard, Suite 206, Boise, Idaho 83706
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (208) 342-2273
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes      No X   (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               19,535,231
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 1999

THIS REPORT IS BEING FILED ON OR ABOUT OCTOBER 7, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO MARCH 31, 1999. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                         DIATECT INTERNATIONAL CORP.
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                    1999           1998
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $      4,244   $      2,088
   Accounts receivable                                27,104           -
   Inventory, net of reserve                         111,432        100,000
                                                ------------   ------------
     Total Current Assets                            142,780        102,088
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          39,281         39,281
   Less accumulated depreciation                      (8,264)        (6,037)
                                                ------------   ------------
     Total Property, Plant and Equipment              54,518         56,745
                                                ------------   ------------
OTHER ASSETS
   Investment in EPA labels, net of amortization   2,537,785      2,604,963
                                                ------------   ------------
     TOTAL ASSETS                               $  2,735,083   $  2,763,796
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    246,559   $    159,772
   Advances from officers                              2,168          2,168
   Interest payable                                  592,276        540,728
   Other accrued liabilities                           1,715         22,500
   Notes payable                                   1,594,243      1,544,243
                                                ------------   ------------
     Total Current Liabilities                     2,436,961      2,269,411
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        195,275        196,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 20,000,000 shares
    authorized, 19,535,231 shares issued and
    outstanding                                   10,366,608     10,366,608
   Common stock subscribed                           186,238        186,238
   Accumulated deficit                           (10,449,999)   (10,254,736)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)            102,847        298,110
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  2,735,083   $  2,763,796
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                For the Quarters Ended
                                                        March 31,
                                                ----------------------
                                                     1999         1998
                                                     ----         ----
REVENUES                                        $   93,437   $   33,841

COST OF SALES                                       38,917       26,927
                                                ----------   ----------
GROSS PROFIT                                        54,520        6,914
                                                ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                     11,396       11,622
   Depreciation and amortization                    78,512       78,207
   Legal and professional fees                      73,309       11,242
   Other operating expenses                         35,080       33,811
                                                  --------     --------
  Total Operating Expenses                         198,297      134,882
                                                ----------   ----------

OPERATING LOSS                                    (143,777)    (127,968)
                                                ----------   ----------
OTHER INCOME (LOSS)
   Interest expense                                (51,548)     (42,661)
   Miscellaneous income                                 62         -
   Gain (loss) on sale of assets                      -          39,970
                                                ----------   ----------
       Total Other Income (Loss)                   (51,486)      (2,691)
                                                ----------   ----------


LOSS BEFORE INCOME TAXES                          (195,263)    (130,659)

INCOME TAXES                                          -            -
                                                ----------   -----------

NET LOSS                                        $ (195,263)  $  (130,659)
                                                ==========   ===========

NET LOSS PER SHARE, BASIC AND DILUTED           $    (0.01)  $     (0.01)
                                                ==========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    19,535,231    19,553,231
                                                ==========   ===========



See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Periods Ended March 31, 1999 and December 31, 1998

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balances as of December 31, 1997          19,535,231     10,366,608       186,238     (9,600,841)       952,005

Net Loss for the year ended
 December 31, 1998                              -              -             -          (653,895)      (653,895)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110

Net Loss for the nine months ended
 March 31, 1999                                 -              -             -          (195,263)      (195,263)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of March 31, 1999             19,535,231   $ 10,366,608  $    186,238   $(10,449,999)  $   (102,847)
                                        ============   ============  ============   ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  For the Quarters Ended
                                                         March 31,
                                                      1999         1998
                                                   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(195,263)   $(130,659)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                       78,512       78,207

Changes in assets and liabilities:

   Inventory                                          (11,432)        -
   Accounts receivable                                (27,104)        -
   Other assets                                          -          (4,500)
   Accounts payable                                    86,787        2,990
   Advances from officers                                -             339
   Interest payable                                    51,548       42,428
   Other accrued liabilities                          (20,785)      12,272
   Commitments and contingencies                       (1,000)       6,000
                                                     --------      -------
NET CASH FLOWS PROVIDED BY (USED BY)
   OPERATING ACTIVITIES                               (38,737)       7,077
                                                     --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in EPA labels                            (9,107)        -
                                                     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                         50,000         -
                                                     --------      -------
NET INCREASE IN CASH                                    2,156        7,077

CASH AT BEGINNING OF PERIOD                             2,088        3,622
                                                     --------      -------

CASH AT END OF PERIOD                                $  4,244      $10,699
                                                     ========      =======
SUPPLEMENTAL DISCLOSURES:

    Interest paid                                    $   -            -
                                                     ========      =======
    Income taxes paid                                $   -            -
                                                     ========      =======









See accompanying notes.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp. (formerly Applied Earth Technologies, Inc.) (formerly San Diego Bancorp) (SDBC) was incorporated in California in 1979, as a bank holding corporation. During 1986, the Company liquidated its subsidiaries and became a dormant shell corporation.

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

In August 1992, Enviro-Guard acquired Diatect International, Inc. (Diatect) (incorporated in Kansas) for 120,000 shares of common stock of Enviro-Guard valued at $5 per share and $100,000 in notes payable. The transaction was valued at $700,000 and accounted for as a purchase. Diatect has developed and owns the rights to three EPA registered insecticides. Also in August 1992, Enviro-Guard acquired D.S.D., Inc. ("DSD") (incorporated in Kansas) in exchange for 520,000 shares of the common stock of Enviro-Guard valued at $5 per share and the assumption by Enviro-Guard of a $448,360 note payable due to DSD from a shareholder of DSD. This transaction was valued at $3,048,360 and accounted for as a purchase.

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

White Mountain Mining & Manufacturing, Inc.
-------------------------------------------
On December 18, 1992, Holding entered into a contract to acquire 89.125% of the outstanding common stock (891,250 shares) of White Mountain Mining in exchange for 260,375 shares of common stock (at a value of $6 per share) of Holding, at that time the parent company of Enviro-Guard, plus $25,000 in cash

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Pursuant to a promissory note dated March 12, 1995, Enviro-Guard pledged its shares of White Mountain Stock. On June 1, 1998, the holder of the promissory note foreclosed on the stock for failure to pay the indebtedness. (Note 9.) This transaction resulted in a gain of $215,692.

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

Provision for Doubtful Accounts
-------------------------------
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended March 31, 1999 and the year ended December 31, 1998 was $6,886 and $13,638, respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales.

Deferred Tax Liability
----------------------
At December 31, 1998, the Company had net operating loss carryforwards of approximately $10,800,000 that may be offset against future taxable income through 2013. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 1999.


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

At March 31, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3   INVENTORIES

Inventories at March 31, 1999 and December 31, 1998 consist of the following:

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 3   INVENTORIES Continued

                          March 31, 1999    December 31, 1998
                          ------------------    -----------------

   Raw Materials          $      63,920          $       44,496
   Finished Goods               129,138                  55,504
                          -------------          --------------
     Total                $     191,564          $      100,000
                          =============          ==============

At December 31, 1998, the Company's inventories of $106,830 were offset by a reserve for obsolescence of $6,830. There was no reserve for obsolescence at March 31, 1999.

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

NOTE 6   INVESTMENT IN EPA LABELS

The Company has acquired three product registrations or ("labels") approved by the U.S. Environmental Protection Agency granting federal clearance to manufacture, market and sell specified insecticide products. Included are:
No. 42850-1 for use against flies, roaches, ants, etc., in and around building; No. 42850-3 for use against fleas, ticks and lice on pets; and No. 42850-2 for use against over 60 insects on over 130 edible crops and plants.

NOTE 7   NOTES PAYABLE

Short-term notes payable consist of the following at March 31, 1999 and December 31, 1998:
                                                     March 30,    December 31,
Creditor and Conditions                              1999           1998
-----------------------                            ---------    ------------

Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.     $   165,529   $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999.                                        10,000          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500

 Subtotal (carried forward)                       $  183,029   $     183,029
                                                  ----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE Continued

Short-term notes payable consist of the following at March 31, 1999 and December 31, 1998:
                                                 September 30,  December 31,
Creditor and Conditions                              1999           1998
-----------------------                          -----------   -------------

Subtotal (brought forward)                       $    183,029  $     183,029

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Note 9.)                         386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                    5,000           5,000

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,.
                                                      22,500          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999.
                                                      25,000          25,000
Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.               19,200          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       250,000         250,000

Subtotal (carried forward)                       $   996,549   $     996,549
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998


NOTE 7   NOTES PAYABLE (Continued)
                                                September 30,   December 31,
Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   996,549   $     996,549

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20,
1997, delinquent.                                     31,750          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999.                               50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999.                                     25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
August 20, 1998, due on December 20, 1998,
delinquent.                                          100,000         100,000

Hopper Asset Management Company,
conditionally secure by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000


John Runft (a shareholder and officer
of the company), unsecured, interest
at 10%, dated January 15, 1999, due on
January 15, 2000.                                     50,000               0


                                                 -----------     -----------
Subtotal (carried forward)                       $ 1,384,799   $   1,334,799

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE (Continued)

                                                  March 31,     December, 31
Creditor and Conditions (Continued)                 1999            1998
-----------------------                          -----------   -------------

Subtotal (Brought forward)                        $1,384,799     $1,334,799





Futura Title Corporation dba Alliance Title
& Escrow,Former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000,18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed)due September
1994.  Delinquent.  (See Note 9)
                                                     209,444         209,444
                                                 -----------    ------------
Total                                             $1,594,243      $1,544,243
                                                 ===========    ============

NOTE 8   INCOME TAXES

At March 31, 1999, the Company had net operating loss carryforwards of approximately $10,449,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 9   LITIGATION

John Wilding Lawsuit
--------------------
On July 19, 1996, John Wilding sued the Company for collection on a delinquent promissory note, which was secured by stock of White Mountain Mining and Manufacturing, Inc. As of December 31, 1997, the balance owed was $142,323 plus accrued interest in the amount of $63,885. Subsequent negotiations resulted in foreclosure on June 1, 1998 on the white Mountain collateral in full payment of the note to Mr. Wilding. The foreclosed stock represents a majority of the total outstanding shares of White Mountain.

Wilding subsequently sold all shares of the White Mountain stock to an affiliate of Environmental Products & Technology, Inc. (EP&T), a Utah corporation which signed an agreement calling for EP&T to enter into a joint venture with Diatect for purposes of mining the White Mountain mineral claims of diatomaceous earth.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

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

Results Insecticide, Inc.
-------------------------
The Company entered into a distribution and marketing agreement on September 14, 1997 on behalf of its subsidiaries. In connection with the agreement, Diatect $65,498 from Results. The loan was evidenced by a promissory note payable November 5, 2000 and bearing interest at the rate of 10% per annum until paid. Under the agreement, Diatect pledged all of the issued and outstanding shares of stock in its subsidiary, Diatect International, Inc., as security for the loan. The pledged shares were delivered to Results.

In May of 1998, legal counsel for Results alleged that Diatect was in breach of the agreement. Subsequent arbitration and litigation effectively terminated the distribution agreement and allowed Diatect to simply repay the note and sever all relationships with Results.

Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and March 31, 1999.

A.E. Smith Lawsuit
------------------
On March 15, 1996, following court ordered mediation, the Company transferred to A. E. Smith a note for $415,000. In return, the Company obtained two buildings and substantial equipment located in Smith Center and Lebanon, Kansas. In 1998, the building were sold and the note fully satisfied, resulting in a gain of $30,724. The settlement also called for the cancellation of other receivables and payables between the Company and Mr. Smith. Mr. Smith also returned Enviro-Guard Holding Company common stock to the Company which he was holding.

In connection with the settlement, all assets located in the state of Kansas were pledged as collateral for the payment of the A.E. Smith settlement. These assets included all buildings located in Kansas. No gain or loss was realized as a result of this settlement.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and September 30,1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At March 31, 1999 and December 31, 1998, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

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

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at September 30,1999 and December 31, 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $177,912 and $154,717, respectively.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed.

International School of Kenya
-----------------------------
The International School of Kenya was awarded a judgment against the Company in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs, the Company executed an uncollaterailized promissory note in 1997 in the sum of $19,200. The note bears interest at 12%. (Note 7.)

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

NOTE 10   COMMON STOCK SUBSCRIBED

As of March 31, 1999 and December 31, 1998, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

Diatect is working with these creditors and, at this time, all creditors who have not already filed litigation appear to be forbearing and accepting the measures taken by the Company in addressing the indebtedness.


NOTE 11   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the periods ended March 31, 1999 and December 31, 1998:

                                                            Weighted Average
                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1997      1,694,447                 $0.06

  Granted                                400,000                 $0.06


Expired                               (1,600,000)                $0.06
                                      ---------                 -----
  Outstanding at December 31, 1998       494,447                 $0.06

  Granted                                200,004                 $0.06

  Expired, exercised or forfeited              0                 $0.00
                                       ---------                 -----
  Outstanding at March 31, 1999          794,453                 $0.06
                                       =========                 =====

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 11   STOCK OPTIONS (Continued)


  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------

  On or before September 15, 2000         409,338                $0.06

  On or before October 25, 2000           387,115                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at March 31, 1999 and December 31, 1998. See Note 15.

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

NOTE 13   COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 9.) These amounts are included in commitments and contingencies as follows:
                                    September 30,           December 31,
                                         1999                  1998
                                      ----------           ----------
     L. Craig Hunt                    $   61,543           $   61,543

     Mid-America Venture
        Capital Fund, Inc.                37,336               39,336

     Sloan, Listrom, Eisenbarth,
        Sloan & Glassman, LLC             42,166               42,166

     Ogilvy, Adams & Rinehart             36,000               36,000

     Mike Glazer                         17,230               17,230
                                      ----------           ----------
                                      $  194,275           $  196,275
                                      ==========           ==========

Lease Commitments
-----------------
The Company leases office facilities in Boise, Idaho from an individual. The lease is a month-to-month handshake agreement, which calls for monthly payments of $550.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

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

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to fifteen shareholders (including two officers) totaling $1,235,799 and $1,049,560 as of March 31, 1999 and December 31, 1998, respectively.

The Company's vice president performs services as the Company's main legal counsel. Legal services performed by this officer totaled $43,200 and $54,420 for the periods ended March 31, 1999 and December 31, 1998 respectively, of which $58,015 and $64,815 are included in accounts payable at March 31, 1999 and December 31, 1998, respectively.

NOTE 15   SUBSEQUENT EVENTS

Acquisition of Magic International, Inc.
----------------------------------------
Subsequent to the date of these financial statements, in March 2000, the Company finalized the acquisition of Magic International, Inc. (See Note 1).

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

The Company has obtained additional loans in 1998 secured by the issuance of common stock as follows:

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 15   SUBSEQUENT EVENTS (Continued)

Creditor                 Date                Loan Amount  Number of Shares
---------------          ------------        -----------  ----------------
Andrew Dicharia          June 8, 1998        $    50,000           100,000
Hopper Asset
 Management Co.          May 2, 1998              25,000            50,000
Jerry Isdore             May 22, 1998             25,000            50,000
                                             -----------  ----------------
     Totals                                  $   100,000           200,000
                                             ===========  ================
EPA Label
---------
Subsequent to the date of these financial statements and prior to their issuance, the Company registered EPA label 42850-VI.

Office Facilities
-----------------
In April 2000, the Company entered into a lease agreement for new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $720 during the first year, $738 during the second year and $757 during the third year. The Company occupied these facilities on May 1, 2000.

Acquisition of National Diatect
-------------------------------
Subsequent to the date of these financial statements and prior to their issuance, in July 2000, the Company signed a letter of intent and memorandum of understanding to acquire National Diatect, Inc.(National) in exchange for 400,000 shares of the Company's common stock, $120,000 in future royalties (based on $0.10 per pound of products produced) and a promissory note in the amount of $110,000 (based on the stated value of National's inventory and equipment). The agreement is subject to final ratification by the Company's board of directors.

Toxikon, Inc.
-------------
Subsequent to the date of these financial statements, in 1999, Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. See Note 9.

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $195,263 for the quarter ended March 31, 1999 and has an accumulated deficit of $10,449,999. At March 31, 1999, the Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

Upon the Company's ability to reestablish compliance with S.E.C. regulations, management plans to increase the Company's capital structure. Significant and

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 16   GOING CONCERN (Continued)

imminent placement of resulting new stock issuance are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets. See Note 15.

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

The Company has reviewed its technology and internal systems and has determined that there will be no adverse effects to the Company's operation regarding the Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance are expensed when incurred.


NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:

                            Quarter Ended March 31, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $  93,437  $       0   $          0    $      93,437
                    =========   ========   ============    =============
Operating income
    (loss)          $ (39,929) $(155,334)  $          0    $    (195,263)
                    =========  =========   ============
Corporate expenses                                                     0
  Total operating                                           ------------
  income (loss)                                            $    (195,263)
                                                           =============
Depreciation and
Amortization        $       0  $  78,512   $          0    $      78,512
                    =========  =========   ============    =============
Interest expense
and finance
charges             $       0  $   51,548   $          0    $     51,548
                    =========  ==========   ============    =============
Identifiable
assets              $ 443,525  $2,775,460   $   (483,902)   $   2,735,083
                    =========  ==========   ============
General corporate
assets                                                                 0
                                                           -------------
   Total assets                                            $   2,735,083
                                                            ============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and December 31, 1998

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                        Fiscal Year Ended December 31, 1998
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue  $  123,483   $       0   $          0     $    123,483
                  ==========   =========   ============     ============
Operating income
     (loss)       $ (905,501)  $ 251,606   $          0     $   (653,895)
                  ==========   =========   ============
Corporate expenses                                                     0
   Total operating                                          ------------
   income (loss)                                            $   (653,895)
                                                            ============
Depreciation and
Amortization      $  135,011   $ 184,037   $          0     $    319,048
                  ==========   =========   ============     ============
Interest expense
and finance
charges          $       390  $  179,252  $           0    $     179,642
                 ===========   =========   ============     ============
Identifiable
 assets          $   460,817 $ 2,786,721  $    (483,742)   $   2,763,796
                 ===========   =========   ============
General corporate
assets                                                                 0
                                                           -------------
   Total assets                                            $   2,763,796
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
This report is being filed on or about October 7, 2000. To date, the Company has not experienced any year 2000 problems.

Quarter ended March 31, 1999 compared to March 31, 1998
-------------------------------------------------------
During the quarter ended March 31, 1999, revenues were $93,437 and direct sales costs were $38,917 or approximately 41.6% of revenues. Revenues for the quarter ended March 31, 1998 were $33,841 and direct sales costs were $26,927, or approximately 79.6% of revenue. The increase in revenues and decrease in the costs of sales as a percent of revenues for the period ended March 31, 1999 compared to same period in the preceding year is the result of the Company's success in product promotion and cost control.

Corporate Expense. For the three months ended March 31, 1999 total operating expenses were $198,297, consisting of salaries, wages and benefits of $11,396, depreciation and amortization expenses of $78,512, legal and professional fees of $73,309, and other expenses of $35,080, resulting in a loss from operations of $143,777. For the three months ended March 31, 1998 total operating expenses were $134,882, consisting of salaries, wages and benefits of $11,622, depreciation and amortization expenses of $78,207, legal and professional fees of $11,242, and other expenses of $33,811, resulting in a loss from operations of $127,968.

Other Income and Expense. Interest expense for the three months ended March 31, 1999 was $51,548, compared to $42,661 for the same period in the preceding year. Other income for the three months ended March 31, 1998 included a gain on sale of assets of $39,970. There were no corresponding sales of assets in the same period for 1999.

For the three months ended March 31, 1999, the Company had a net loss of $195,263, and loss per share was $0.01. The Company had net loss of $130,659 for the three months ended March 31, 1998, and loss per share for the period was $0.01.

Liquidity and Capital Resources
-------------------------------
At March 31, 1999, the Company had current assets of $142,780, consisting of cash of $4,244, accounts receivable of $27,104, and inventory, net of reserve, of $111,432, and current liabilities of $2,436,961 for a working capital deficit of $2,294,181. At March 31, 1999, the Company had property, plant and equipment assets totaling $54,518, net of depreciation, and other assets of $2,537,785, consisting of the Company's investment in EPA labels, net of amortization.

Cash used in operations for the period ended March 31, 1999 was $38,737 compared to cash provided of $7,077 for the same period ended March 31, 1998. In 1999 and 1998, the Company's operations have been funded primarily by sales of products and loans.

Cash flows used by investing activities by the Company during the period ended March 31, 1999, was $9,107. Cash flows from financing activities during the period ended March 31, 1999 was $50,000.

At March 31, 1999, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

The Company's lack of cash will also affect the ability to effectively market its products. The Company believes two of the largest and most important markets for its products are the agricultural and home and garden markets.
The Company plans to conduct affordable advertising and maintain a sales force that can effectively reach these markets. This marketing strategy will require funds to be fully effective. Accordingly, although the Company anticipates more revenue from its products than it has received in the past, it will not be as profitable as it could be without additional cash to fund the advertising and marketing.

Impact of Inflation
-------------------
The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
The Company has not experienced significant variations in sales of products attributable to seasonal factors.

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and March 31, 1999.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and March 31, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

     L. Craig Hunt

L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid and is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

     Mid-America Venture Capital Fund, Inc.

Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in the financial statements.

     Mike Glazer

A consultant allegedly rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc. are fully encumbered. The amount of $17,230 is included in commitments and contingencies in the financial statements.

     International School of Kenya

The International School of Kenya was awarded a judgment in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs, the Company executed an uncollateralized promissory note in 1997 for $19,200. The note bears interest at 12% . See Note 7 to the financial statements.

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at March 31, 1999 and December 31, 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $162,449 and $154,717, respectively. See
Note 7 to the financial statements.

     Toxikon, Inc.

Subsequent to the date of these financial statements, in 1999, Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. See Note 15 to the financial statements.

     Creditors' Judgments

During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at March 31, 1999, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

                      ITEM 2.  CHANGES IN SECURITIES

     None.


                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       ITEM 5.  OTHER INFORMATION

     None.


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DIATECT INTERNATIONAL CORPORATION

Date: October 6, 2000

/s/ George H. Henderson,President/Treasurer

/s/ John L. Runft, Secretary