Form 10QSB
period 1999-06-30
DIATECT INTERNATIONAL CORP
filed 2000-10-10
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

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

                1134 North Orchard, Suite 208, Boise, Idaho 83706
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

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

(1)  Yes      No X   (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               19,535,231
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 1999

THIS REPORT IS BEING FILED ON OR ABOUT OCTOBER 7, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO JUNE 30, 1999. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

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

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $      1,018   $      2,088
   Accounts receivable (Note 1)                       12,321           -
   Inventory, net of reserve                         154,112        100,000
                                                ------------   ------------
     Total Current Assets                            167,451        102,088
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          44,839         39,281
   Less accumulated depreciation                     (10,563)        (6,037)
                                                ------------   ------------
     Total Property, Plant and Equipment              57,777         56,745
                                                ------------   ------------
OTHER ASSETS
   Investment in EPA labels, net of amortization   2,465,251      2,604,963
                                                ------------   ------------
     TOTAL ASSETS                               $  2,690,479   $  2,763,796
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    262,116   $    159,772
   Advances from officers                              2,168          2,168
   Interest payable                                  644,525        540,728
   Other accrued liabilities                           1,506         22,500
   Notes payable                                   1,710,743      1,544,243
                                                ------------   ------------
     Total Current Liabilities                     2,621,058      2,269,411
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        194,275        196,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 20,000,000 shares
    authorized, 19,535,231 shares issued and
    outstanding                                   10,366,608     10,366,608
   Common stock subscribed                           186,238        186,238
   Accumulated deficit                           (10,677,700)   (10,254,736)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (124,854)       298,110
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  2,690,479   $  2,763,796
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                            For the              For the Six
                                                       Quarters Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
REVENUES                                           $   72,010   $   34,079   $  165,447   $   67,920

COST OF SALES                                          44,143       26,226       83,060       53,153
                                                   ----------   ----------   ----------   ----------
GROSS PROFIT                                           27,867        7,853       82,387       14,767
                                                   ----------   ----------   ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                        15,302       16,122       26,698       27,744
   Consulting                                          42,671       50,332       77,381       50,332
   Depreciation and amortization                       78,584       82,233      157,096      160,440
   Legal and professional fees                         24,926       36,883       63,525       48,125
   Other operating expenses                            41,920       20,894       77,000       62,166
                                                   ----------   ----------   ----------   ----------
     Total Operating Expenses                         203,403      206,464      401,700      348,807
                                                   ----------   ----------   ----------   ----------
OPERATING LOSS                                       (175,536)    (198,611)    (319,313)    (334,040)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (LOSS)
   Interest expense                                   (52,249)     (40,714     (103,797)     (83,375)
   Miscellaneous income                                   279         -             341         -
   Donations                                             (195)        -            (195)        -
   Gain (loss) on sale of assets                         -         (12,668)        -          27,302
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Loss)                        (52,165)     (53,382)    (103,651)     (56,073)
                                                   ----------   ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS                      (227,701)    (521,993)    (422,964)    (390,113)
                                                   ----------   ----------   ----------   ----------
   Loss on disposal of subsidiaries                      -      (5,922,967)        -      (5,922,967)
                                                   ----------    ----------   ----------  ----------
LOSS BEFORE INCOME TAXES                             (227,701)  (6,174,960)    (422,964)  (6,313,080)

INCOME TAXES                                             -            -            -            -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (227,701) $(6,174,960)  $ (422,964) $(6,313,080)
                                                   ==========   ==========   ==========   ==========

NET LOSS PER SHARE                                 $    (0.01) $     (0.01)  $    (0.02) $     (0.02)
                                                   ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         19,535,231   19,535,231   19,535,231   19,535,231
                                                   ==========   ==========   ==========   ==========


See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           For the Periods Ended June 30, 1999 and December 31, 1998

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balances as of December 31, 1997          19,535,231     10,366,608       186,238     (9,600,841)       952,005

Net Loss for the year ended
 December 31, 1998                              -              -             -          (653,895)      (653,895)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110

Net Loss for the six months ended
 June 30, 1999                                  -              -             -          (422,964)      (422,964)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of June 30, 1999              19,535,231   $ 10,366,608  $    186,238   $(10,677,700)  $   (124,854)
                                        ============   ============  ============   ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (638,532)  $ (219,153)  $ (876,874)  $  (91,852)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                       14,361       24,865       27,129       49,528
   Loss on disposal of subsidiaries                      -         (48,571)        -        (374,528)
 Changes in assets and liabilities:
   Accounts receivable                                 77,177      (25,455)       9,643      (88,479)
   Inventories                                           -         (10,666)        -         (54,395)
   Accounts payable                                      -            -             306         -
   Advances from officers                              26,667         -          (8,333)        -
   Interest payable                                   (36,341)     (81,787)     (37,838)    (281,564)
   Other accrued liabilities                             -            -            -         (21,666)
   Commitments and contingencies                      (22,534)     (34,293)     (20,986)      16,461
                                                   ----------   ----------   ----------   ----------
    NET CASH FLOWS USED BY OPERATING ACTIVITIES      (211,736)    (236,244)    (524,487)    (712,885)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment                                (30,796)        -         (30,796)     (18,831)
 Registration of EPA label
 Transfer of property, plant and equipment
                                                   ----------   ----------   ----------   ----------
    NET CASH FLOWS PROVIDED BY INVESTING
     ACTIVITIES                                       (30,796)        -         (30,796)     (18,831)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction of debt                                     30,000      250,000      550,480      250,000
 Net proceeds from notes payable                         -            -            -            -
                                                   ----------   ----------   ----------   ----------
  NET CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES                                          15,200      429,527      511,006      952,907
                                                   ----------   ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                      (227,332)     193,283      (44,277)     221,191

CASH, BEGINNING OF PERIOD                             227,332       81,129       44,277       53,221
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $     -      $  274,412   $     -      $  274,412
                                                   ==========   ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES
 Interest paid                                     $     ,635   $   19,615   $   29,757   $   28,639
 Income taxes paid                                 $        -   $     -      $     -      $     -



See the accompanying notes.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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

Year End
--------
The Company has elected a December year end.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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

Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended June 30, 1999 and the year ended December 31, 1998 was $4,558 and $13,638, respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales.

Deferred Tax Liability
----------------------
At June 30, 1999, the Company had net operating loss carryforwards of approximately $10,677,000 that may be offset against future taxable income through 2013. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 1999 and December 31, 1998.

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

At June 30, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 3   INVENTORIES

Inventories at June 30, 1999 and December 31, 1998 consist of the following:

                          June 30, 1999         December 31, 1998
                          -------------          --------------
   Raw Materials          $      63,920          $       44,496
   Finished Goods                90,192                  55,504
                          -------------          --------------
     Total                $     154,112          $      100,000
                          =============          ==============

At December 31, 1998, the Company's inventories of $106,830 were offset by a reserve for obsolescence of $6,830. There was no reserve for obsolescence at June 30, 1999.

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

    [The remainder of this page is intentionally left blank]

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE

Short-term notes payable consist of the following at June 30, 1999 and December 31, 1998:
                                                   June 30,    December 31,
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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE (Continued)
                                                  June 30,      December 31,
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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE (Continued)
                                                   June 30,     December 31,
Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                        $1,019,799      $1,028,299

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                   50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                         25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 11, 1999, due on December 31,
1999, delinquent.                                     50,000               0

Hopper Asset Management Company, unsecured,
interest at 15%, dated August 20, 1998, due on
December 20, 1998, delinquent.                       100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000
                                                 -----------      ----------
Subtotal (Carried forward)                        $1,376,299      $1,334,799

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE (Continued)
                                                   June 30,     December 31,
Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                       $ 1,376,299      $1,334,799

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000.      50,000               0

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.              25,000               0

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999.                                                 50,000               0

Futura Title Corporation dba Alliance Title & Escrow,
Former shareholders of White Mountain Mining and
Manufacturing, Inc., monthly payments of $18,000,
18% interest, secured by mining property, (later
foreclosed) due September 1994.  Delinquent.
(See Note 9).                                        209,444         209,444
                                                 -----------    ------------
     Total                                       $ 1,710,743    $  1,544,243
                                                 ===========    ============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998


NOTE 8   INCOME TAXES

At June 30, 1999, the Company had net operating loss carryforwards of approximately $10,677,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and June 30, 1999.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and June 30, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at June 30, 1999 and December 31, 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $170,180 and $154,717, respectively. See
Note 7.

     Toxikon, Inc.

Subsequent to the date of these financial statements, in 1999, Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. See Note 15.

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

NOTE 10   COMMON STOCK SUBSCRIBED

As of June 30, 1999 and December 31, 1998, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

          Debt Reduction
          --------------
          Ross S. Wolfley                         $    22,500
          G. Reeve                                    163,738
                                                  -----------
          Total                                   $   186,238
                                                  ===========

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 11   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the periods ended June 30, 1999 and December 31, 1998:

                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1997      1,694,447                 $0.06

  Granted                                400,000                 $0.06

  Exercised or forfeited                       0                 $0.00

  Expired                             (1,600,000)                $0.06
                                       ---------                 -----
  Outstanding at December 31, 1998       494,447                 $0.06

  Granted                                200,004                 $0.06

  Expired, exercised or forfeited              0                 $0.00
                                       ---------                 -----
  Outstanding at June 30, 1999           694,451                 $0.06
                                       =========                 =====

  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------
  On or before September 15, 2000         358,337                $0.06

  On or before October 25, 2000           336,114                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at June 30, 1999 and December 31, 1998. See Note 15.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 13   COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 9.) These amounts are included in commitments and contingencies as follows:
                                       June 30,             December 31,
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

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to fifteen shareholders (including two officers) totaling $1,121,299 and $1,049,560 as of June 30, 1999 and December 31, 1998, respectively.

The Company's vice president performs services as the Company's main legal counsel. Legal services performed by this officer totaled $12,170 and $54,420 for the periods ended June 30, 1999 and December 31, 1998 respectively, of which $26,985 and $64,815 are included in accounts payable at June 30, 1999 and December 31, 1998, respectively.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

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
                                             ===========  ================
EPA Label
---------
Subsequent to the date of these financial statements and prior to their issuance, the Company registered EPA label 42850-5, on October 25, 1999.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 15 - SUBSEQUENT EVENTS (Continued)

Acquisition of Magic International, Inc.
----------------------------------------
Subsequent to the date of these financial statements, in March 2000, the Company finalized the agreement to purchase Magic International, Inc. in exchange for $3,000 cash and 200,000 shares of Diatect International Corporation's common stock. (See Note 1).

Toxicon, Inc.
-------------
Subsequent to the date of these financial statements, in 1999, Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. See Note 9.

Office Facilities
-----------------
In April 2000, the Company entered into a lease agreement for new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $720 during the first year, $738 during the second year and $757 during the third year. The Company occupied these facilities on May 1, 2000.

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $422,964 for the period ended June 30, 1999 and has an accumulated deficit of $10,677,700. At June 30, 1999, the Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 17   YEAR 2000 ISSUES (continued)

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

The table below presents information about the Company's reportable segments:
               [table appears on page following]

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and December 31, 1998

NOTE 18   BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)
                         Six Months Ended June 30, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 165,447  $       0   $          0    $     165,447
                    =========   ========   ============    =============
Operating income
     (loss)         $(202,592) $(220,372)  $          0    $    (422,964)
                    =========   ========   ============
Corporate expenses                                                     0
   Total operating                                          ------------
   income (loss)                                           $    (422,964)
                                                           =============
Depreciation and
Amortization        $      47  $ 157,049   $          0    $     157,096
                    =========   ========   ============    =============
Interest expense
and finance
charges             $       0  $ 103,797   $          0    $     103,797
                    =========   ========   ============    =============
Identifiable assets $ 478,714 $2,705,859   $   (494,094)   $   2,690,479
                    =========  =========    ===========
General corporate
assets                                                                 0
                                                            ------------
   Total assets                                            $   2,690,479
                                                            ============

                         Fiscal Year December 31, 1998
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    --------    --------   ------------    -------------
External revenue   $ 123,483  $        0  $           0    $     123,483
                  ==========   =========   ============     ============
Operating income
     (loss)      $  (905,501) $  251,606  $           0    $    (653,895)
                 ===========   =========   ============
Corporate expenses                                                     0
   Total operating                                          ------------
   income (loss)                                           $    (653,895)
                                                            ============
Depreciation and
Amortization     $   135,011  $  184,037  $           0    $     319,048
                 ===========   =========   ============     ============
Interest expense
and finance
charges          $       390  $  179,252  $           0    $     179,642
                 ===========   =========   ============     ============
Identifiable
 assets          $   460,817 $ 2,786,721  $    (483,742)   $   2,763,796
                 ===========   =========   ============    =============
General corporate
assets                                                                 0
                                                           -------------
   Total assets                                            $   2,763,796
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

Year 2000 Disclosure
--------------------
This report is being filed on or about September 18, 2000. To date, the Company has not experienced any year 2000 problems.

Results of Operations
---------------------
Three and Six Month Periods ended June 30, 1999 compared to June 30, 1998
-------------------------------------------------------------------------
During the three and six month periods ended June 30, 1999 the Company had total revenues of $72,010 and $165,447, respectively, with costs of sales of $44,143 and $83,060, respectively, or approximately 61% and 50% of revenues. Total revenues for the three and six month periods ended June 30, 1998 were $34,079 and $67,920 with costs of sales of $26,226 and $53,153, or approximately 77% and 78%, respectively, of revenue. The increase in revenues and decrease in the costs of sales for the period ended June 30, 1999 compared to same period in the preceding year is the result of the Company's success in product promotion and cost control.

Corporate Expense. For the three and six months ended June 30, 1999 total operating expenses were $203,403 and $401,700, respectively, consisting of salaries, wages and benefits of $15,302 and $26,698, consulting expenses of $42,671 and $77,381, depreciation and amortization expenses of $78,584 and $157,096, legal and professional fees of $24,926 and $63,525, and other expenses of $41,920 and $77,000, resulting in a loss from operations of $175,536 and $319,313, respectively. For the three and six months ended June 30, 1998 total operating expenses were $206,464, consisting of salaries, wages and benefits of $16,122 and $27,744, consulting expenses of $50,332 and $50,332, depreciation and amortization expenses of $82,233 and $160,440, legal and professional fees of $36,883 and $48,125, and other expenses of $20,894 and $62,166, resulting in a loss from operations of $198,611 and $334,040, respectively.

Other Income and Expense. Interest expense for the three and six months ended June 30, 1999 was $52,249 and $$103,797, respectively, compared to $40,714 and $83,375 for the same periods in the preceding year. Other expense for the three months ended June 30, 1998 included a loss on sale of assets of $12,668, and other income for the six months ended June 30, 1998 included a gain on sale of assets of $27,302. There were no corresponding sales of assets in the same periods for 1999.

Loss from Continuing Operations. The Company had no losses from continuing operations in the periods ended June 30, 1999. During the three and six months ended June 30, 1998 the Company recognized a loss on disposal of subsidiaries of $5,922,967.

For the three and six months ended June 30, 1999, the Company had a net loss of $227,701 and $422,964, respectively, and basic loss per share was $0.01 and $0.02. Including the loss from continuing operations, the Company had net comprehensive loss of $6,174,960 and $6,313,080 for the three and six months ended June 30, 1998, and basic loss per share for the periods was $0.01 and $0.02, respectively.

Liquidity and Capital Resources
-------------------------------
At June 30, 1999, the Company had current assets of $167,451, consisting of cash of $1,018, accounts receivable of $12,321, and inventory, net of reserve, of $154,112, and current liabilities of $2,621,058 for a working capital deficit of $2,453,607. At June 30, 1999, the Company had property, plant and equipment assets totaling $57,777, net of depreciation, and other assets of $2,465,251, consisting of the Company's investment in EPA labels, net of amortization.

Cash used in operations for the period ended June 30, 1999 was $149,154 compared to $80,583 for the same period ended June 30, 1998. In 1999 and 1998, the Company's operations have been funded primarily by sales of products and loans.

Cash flows used by investing activities by the Company during the period ended June 30, 1999, was $18,416. Cash flows from financing activities during the period ended June 30, 1999 was $166,500.

At June 30 1999, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

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

Seasonality
-----------
The Company has not experience significant variations in sales of products attributable to seasonal factors.

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and June 30, 1999.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and June 30, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

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

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at June 30, 1999 and December 31, 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $170,180 and $154,717, respectively. See
Note 7 to the financial statements.

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


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     Current Report on Form 8-K, filed with the Commission on July 14, 2000.

     Amendment to the Form 8-K, filed with the Commission on July 25, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DIATECT INTERNATIONAL CORPORATION

Date: September 20, 2000

/s/ George H. Henderson,President/Treasurer

/s/ John L. Runft, Secretary