Form 10QSB
period 1999-09-30
DIATECT INTERNATIONAL CORP
filed 2000-10-10
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes      No X   (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               19,535,231
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1999

THIS REPORT IS BEING FILED ON OR ABOUT OCTOBER 7, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO SEPTEMBER 30, 1999. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

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

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                                September 30   December 31,
                                                    1999           1998
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $        718   $      2,088
   Accounts receivable                                20,676           -
   Inventories                                       191,564        100,000
                                                ------------   ------------
     Total Current Assets                            213,021        102,088
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          46,052         39,281
   Less accumulated depreciation                     (12,923)        (6,037)
                                                ------------   ------------
     Total Property, Plant and Equipment              56,630         56,745
                                                ------------   ------------
OTHER ASSETS
   Investment in EPA labels, net of amortization   2,388,868      2,604,963
                                                ------------   ------------
     TOTAL ASSETS                               $  2,658,519   $  2,763,796
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    307,212   $    159,772
   Advances from officers                              2,168          2,168
   Interest payable                                  692,856        540,728
   Other accrued liabilities                           4,002         22,500
   Notes payable                                   1,734,043      1,544,243
                                                ------------   ------------
     Total Current Liabilities                     2,740,281      2,269,411
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        194,275        196,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 20,000,000 shares
    authorized, 19,535,231 shares issued and
    outstanding                                   10,366,608     10,366,608
   Common stock subscribed                           186,238        186,238
   Accumulated deficit                           (10,828,883)   (10,254,736)
                                                ------------   ------------
     Total Stockholders' Equity                     (276,037)       298,110
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                    $  2,658,519   $  2,763,796
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                            For the              For the Nine
                                                       Quarters Ended            Months Ended
                                                        September 30,            September 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
REVENUES                                           $   16,591   $   51,750   $  182,038   $  119,670

COST OF SALES                                           8,381       42,070       91,441       95,223
                                                   ----------   ----------   ----------   ----------
GROSS PROFIT                                            8,210        9,680       90,597       24,447
                                                   ----------   ----------   ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                        18,189       16,277       44,887       44,021
   Consulting                                           1,677       27,016       79,058       77,348
   Depreciation and amortization                       74,944       76,286      232,040      236,726
   Legal and professional fees                         14,306       33,828       77,831       81,953
   Other operating expenses                             3,120       21,266       80,120       83,432
                                                   ----------   ----------   ----------   ----------
     Total Operating Expenses                         112,236      174,673      513,936      523,480
                                                   ----------   ----------   ----------   ----------
OPERATING LOSS                                       (104,026)    (164,993)    (432,339)    (499,033)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (LOSS)
   Gain on extinguishment of debt                        -         151,869         -         151,869
   Interest expense                                   (48,331)     (50,398)    (152,128)    (133,773)
   Claim fees                                            -          (2,500)        -          (2,500)
   Miscellaneous income                                 1,299         -           1,640         -
   Donations                                             (125)        -            (320)        -
   Gain (loss) on sale of assets                         -           6,261         -          33,563
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Loss)                        (47,157)     105,232     (150,808)      49,159
                                                   ----------   ----------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS                      (151,183)     (59,761)    (574,147)    (449,874)
                                                   ----------   ----------   ----------   ----------
   Loss on disposal of subsidiaries                      -            -            -      (5,922,967)
                                                   ----------    ----------   ----------  ----------
NET LOSS                                             (151,183)     (59,761)    (574,147)  (6,373,841)
                                                   =========     =========    =========   ==========

NET LOSS PER SHARE                                 $     NIL     $     NIL    $   (0.03)  $    (0.02)
                                                   =========     =========    =========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        19,535,231   19,535,231   19,535,231   19,535,231
                                                   ==========   ==========   ==========   ==========




See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Periods Ended September 30, 1999 and December 31, 1998

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balances as of December 31, 1997          19,535,231     10,366,608       186,238     (9,600,841)       952,005

Net Loss for the year ended
 December 31, 1998                              -              -             -          (653,895)      (653,895)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110

Net Loss for the nine months ended
 June 30, 1999                                  -              -             -          (574,147)      (574,147)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of September 30, 1999         19,535,231   $ 10,366,608  $    186,238   $(10,828,883)  $   (276,037)
                                        ============   ============  ============   ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  For the Nine Months Ended
                                                        September 30,
                                                      1999         1998
                                                   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (574,147)  $(6,372,841)
  Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                      232,040      236,726
   Loss on disposal of subsidiaries                      -       5,922,967
   Gain on extinguishment of debt                        -        (151,869)
Changes in assets and liabilities:
   Accounts receivable                                (20,676)        -
   Inventories                                        (91,564)        -
   Accounts payable                                   147,440        7,427
   Advances from officers                                -           2,641
   Interest payable                                   152,128      121,169
   Other accrued liabilities                          (18,498)      12,848
   Commitments and contingencies                       (2,000)       5,000
                                                   ----------   ----------
NET CASH FLOWS USED BY OPERATING
    ACTIVITIES                                       (175,277)    (215,932)
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment             (6,771)        -
 Registration of EPA label                             (9,059)        -
 Transfer of property, plant and equipment               -         (24,351)
                                                   ----------   ----------
 NET CASH FLOWS PROVIDED BY INVESTING
 ACTIVITIES                                           (15,830)     (24,351)
                                                   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction of debt                                       -         (35,204)
 Net proceeds from notes payable                      189,800      238,000
                                                   ----------   ----------
NET CASH FLOWS PROVIDED BY FINANCING
   ACTIVITIES                                         189,800      247,796
                                                   ----------   ----------

NET INCREASE (DECREASE) IN CASH                        (1,307)       7,513


CASH, BEGINNING OF PERIOD                               2,088        3,622
                                                   ----------   ----------

CASH, END OF PERIOD                                $      781   $   11,135
                                                   ==========   ==========
SUPPLEMENTAL DISCLOSURES
 Interest paid                                     $      -     $     -
                                                   ==========   ==========
 Income taxes paid                                 $      -     $     -
                                                   ==========   ==========
See accompanying notes.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

White Mountain Mining & Manufacturing, Inc.
-------------------------------------------
On December 18, 1992, Holding entered into a contract to acquire 89.125% of the outstanding common stock (891,250 shares) of White Mountain Mining in exchange for 260,375 shares of common stock (at a value of $6 per share) of Holding, at that time the parent company of Enviro-Guard, plus $25,000 in cash

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30,1999 and December 31, 1998

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

Magic International, Inc.
-------------------------
On May 24, 1999, the Company entered into an agreement to purchase Magic International, Inc. in exchange for $3,000 cash and 200,000 shares of Diatect International Corporation's common stock. At the time of the transaction, the authorized level of the Company's capitalization did not permit an issuance of 200,000 shares of stock. Subsequent to its receipt of the $3,000 cash,(reflected as a deposit in these financial statements), the Company increased its authorized capital, issued the aforementioned stock and finalized the acquisition in March 2000. See Note 15.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

Expenditures in the nature of normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended September 30, 1999 and the year ended December 31, 1998 was $6,886 and $13,638, respectively.

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

Basic and Diluted Loss Per Share
--------------------------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 1999.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

At September 30, 1999, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3   INVENTORIES

Inventories at September 30, 1999 and December 31, 1998 consist of the following:

                          September 30, 1999    December 31, 1998
                          ------------------    -----------------
   Raw Materials          $      63,920          $       44,496
   Finished Goods               129,138                  55,504
                          -------------          --------------
     Total                $     191,564          $      100,000
                          =============          ==============

At December 31, 1998, the Company's inventories of $106,830 were offset by a reserve for obsolescence of $6,830. There was no reserve for obsolescence at September 30, 1999.

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

NOTE 7   NOTES PAYABLE

Short-term notes payable consist of the following at September 30, 1999 and December 31, 1998:

                                                 September 30,  December 31,
Creditor and Conditions                              1999           1998
-----------------------                          -----------   -------------
Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.     $   165,529   $     165,529
                                                 -----------   -------------
Subtotal (carried forward)                       $   165,529   $     165,529

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE CONTINUED

Short-term notes payable consist of the following at September 30, 1999 and December 31, 1998:
                                                 September 30,  December 31,
Creditor and Conditions                              1999           1998
-----------------------                          -----------   -------------

Subtotal (brought forward)                       $   165,529   $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999, delinquent.                            10,000          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Note 9.)                         386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                    5,000           5,000

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,
delinquent.                                           22,500          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999.
delinquent.                                           16,500          25,000

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000


Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239
                                                 -----------   -------------

Subtotal (carried forward)                       $   698,849   $     707,349

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998


NOTE 7   NOTES PAYABLE (Continued)
                                                September 30,   December 31,
Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   698,849   $     707,349

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.               19,200          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       250,000         250,000

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20, 1997,
delinquent.                                           31,750          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                   50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                         25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000
George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 11, 1999, due on December 31,
1999, delinquent.                                     50,000               0

                                                 -----------   -------------
Subtotal (carried forward)                       $ 1,251,299   $   1,209,799

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 7   NOTES PAYABLE (Continued)

                                                September 30,    December 31,
Creditor and Conditions                             1999            1998
-----------------------                          -----------   -------------
Subtotal (brought forward)                       $ 1,251,299   $   1,209,799

Hopper Asset Management Company, unsecured,
interest at 15%, dated August 20, 1998, due on
December 20, 1998, delinquent.                       100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000.      50,000               0

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.              36,000               0

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999.                                                 50,000               0

Jack S. Stites, unsecured, interest at 15%
dated September 1, 1999, due on
December 31, 1999                                      8,800               0

Robert B. Crouch (a shareholder of the
Company, unsecured, interest at 10%
dated September 16, 1999, due on
March 16, 2000.                                        3,500               0

Futura Title Corporation dba Alliance Title & Escrow,
Former shareholders of White Mountain Mining and
Manufacturing, Inc., monthly payments of $18,000,
18% interest, secured by mining property, (later
foreclosed) due September 1994.  Delinquent.
(See Note 9).                                        209,444         209,444
                                                 -----------    ------------
     Total                                       $ 1,734,043    $  1,544,243
                                                 ===========    ============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 8   INCOME TAXES

At September 30, 1999, the Company had net operating loss carryforwards of approximately $10,800,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

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

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and September 30, 1999.

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

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At September 30, 1999 and December 31, 1998, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 9   LITIGATION (Continued)

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

Diatect is working with these creditors and, at this time, all creditors who have not already filed litigation appear to be forbearing and accepting the measures taken by the Company in addressing the indebtedness.

NOTE 10   COMMON STOCK SUBSCRIBED

As of September 30, 1999 and December 31, 1998, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

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

NOTE 11   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the periods ended September 30, 1999 and December 31, 1998:

                                                            Weighted Average
                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1997      1,694,447                 $0.06

  Granted                                400,000                 $0.06


Expired                             (1,600,000)                $0.06
                                      ---------                 -----
  Outstanding at December 31, 1998       494,447                 $0.06

  Granted                                200,004                 $0.06

  Expired, exercised or forfeited              0                 $0.00
                                       ---------                 -----
  Outstanding at September 30, 1999      794,453                 $0.06
                                       =========                 =====

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 11   STOCK OPTIONS (Continued)


  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------
  On or before September 15, 2000         409,338                $0.06

  On or before October 25, 2000           387,115                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at September 30, 1999 and December 31, 1998. See Note 15.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to fifteen shareholders (including two officers) totaling $1,235,799 and $1,049,560 as of September 30, 1999 and December 31, 1998, respectively.

The Company's vice president performs services as the Company's main legal counsel. Legal services performed by this officer totaled $43,200 and $54,420 for the periods ended September 30, 1999 and December 31, 1998 respectively, of which $58,015 and $64,815 are included in accounts payable at September 30, 1999 and December 31, 1998, respectively.

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

NOTE 15   SUBSEQUENT EVENTS

The Company has obtained additional loans in 1998 secured by the issuance of common stock as follows:

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

NOTE 15   SUBSEQUENT EVENTS Continued

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
                                             ===========  ================
EPA Label
---------
Subsequent to the date of these financial statements and prior to their issuance, the Company registered EPA label 42850-5 on October 25, 1999.

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

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $574,147 and $1,792,229 for the period ended September 30, 1999 and December 31, 1998,respectively, and has an accumulated deficit of $10,828,883. At September 30, 1999, the Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

The table below presents information about the Company's reportable segments:

                         Nine Months Ended September 30, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 182,038  $       0   $          0    $     182,038
                    =========   ========   ============    =============
Operating income
    (loss)          $(241,377) $(332,770)  $          0    $    (574,147)
                    =========  =========   ============
Corporate expenses                                                     0
  Total operating                                           ------------
  income (loss)                                            $    (574,147)
                                                           =============
Depreciation and
Amortization        $     130  $ 231,910   $          0    $     232,040
                    =========  =========   ============    =============
Interest expense
and finance
charges             $       0  $  152,128   $          0    $     152,128
                    =========  ==========   ============    =============
Identifiable
assets              $ 561,038  $2,642,213   $   (544,732)   $   2,658,519
                    =========  ==========   ============
General corporate
assets                                                                 0
                                                           -------------
   Total assets                                            $   2,658,519
                                                            ============

                         Fiscal Year December 31, 1998
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    --------    --------   ------------    -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and December 31, 1998

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

Year 2000 Disclosure
--------------------
This report is being filed on or about September 30, 2000. To date, the Company has not experienced any year 2000 problems.

Results of Operations
---------------------
Three and Nine Month Periods ended September 30, 1999 compared to September 30, 1998
-------------------------------------------------------------------------
During the three and nine month periods ended September 30, 1999 the Company had total revenues of $16,591 and $182,038, respectively, with costs of sales of $8,381 and $91,441, respectively, or approximately 51% and 50% of revenues. Total revenues for the three and six month periods ended September 30, 1998 were $51,750 and $119,670 with costs of sales of $42,070 and $95,223, or approximately 81% and 80%, respectively, of revenue. The increase in revenues and decrease in the costs of sales for the nine month period ended September 30, 1999 compared to same period in the preceding year is the result of the Company's success in product promotion and cost control.

Corporate Expense. For the three and nine months ended September 30, 1999 total operating expenses were $112,236 and $513,936, respectively, consisting of salaries, wages and benefits of $18,189 and $44,887, consulting expenses of $1,667 and $79,058, depreciation and amortization expenses of $74,944 and $232,040, legal and professional fees of $14,306 and $77,831, and other expenses of $3,120 and $80,120, resulting in a loss from operations of $104,026 and $423,339, respectively. For the three and nine months ended September 30, 1998 total operating expenses were $174,673 and $523,480, respectively, consisting of salaries, wages and benefits of $16,277 and $44,021, consulting expenses of $27,016 and $77,348, depreciation and amortization expenses of $76,286 and $236,726, legal and professional fees of $33,828 and $81,953, and other expenses of $21,266 and $83,432, resulting in a loss from operations of $164,993 and $499,033, respectively.

Other Income and Expense. Other expense for the three and nine months ended September 30, 1999 was $47,157 and $150,808, respectively, compared to income of $105,232 and $49,159 for the same periods in the preceding year. The income in 1998 was attributable to gains on the extinguishment of debt and the sales of assets. There were no corresponding sales of assets in the same periods for 1999.

Loss from Continuing Operations. The Company had losses from continuing operations of $151,183 and $574,147 in the three and nine month periods ended September 30, 1999. During the three and nine months ended September 30, 1998 the Company had losses of $59,761 and $449,874 respectively. For the nine months ended September 30, 1998, the Company also recognized a loss on disposal of subsidiaries of $5,922,967.

For the three and nine months ended September 30, 1999, the Company had a net loss of $151,183 and $574,147, respectively, and basic loss per share was $0.00 and $0.03. Including the loss on disposal of subsidiaries, the Company had net loss of $59,761 and $6,372,841 for the three and nine months ended September 30, 1998, and basic loss per share for the periods was $0.00 and $0.02, respectively.

Liquidity and Capital Resources
-------------------------------
At September 30, 1999, the Company had current assets of $213,021, consisting of cash of $781, accounts receivable of $20,676, and inventories of $191,564, and current liabilities of $2,740,281, for a working capital deficit of $2,527,260. At September 30, 1999, the Company had property, plant and equipment assets totaling $56,630, net of depreciation, and other assets of $2,388,868, consisting of the Company's investment in EPA labels, net of amortization.

Cash used in operations for the period ended September 30, 1999 was $175,277 compared to $215,932 for the same period ended September 30, 1998. In 1999 and 1998, the Company's operations have been funded primarily by sales of products and loans.

Cash flows used by investing activities by the Company during the period ended September 30, 1999, was $15,830. Cash flows from financing activities during the period ended September 30, 1999 was $189,800.

At September 30 1999, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

     John Wilding Lawsuit

On July 19, 1996, John Wilding sued the Company for collection on a delinquent promissory note, which was secured by stock of White Mountain Mining and Manufacturing, Inc. As of December 31, 1997, the balance owed was $142,323 plus accrued interest in the amount of $63,885. Subsequent negotiations resulted in foreclosure on the White Mountain collateral on September 1, 1998 in full payment of the note to Mr. Wilding. The foreclosed stock represented a majority of the total outstanding shares of White Mountain.

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

     Results Insecticide, Inc.

The Company entered into a distribution and marketing agreement on September 14, 1997 on behalf of its subsidiaries. In connection with the agreement, Diatect borrowed $65,498 from Results. The loan was evidenced by a promissory note payable November 5, 2000 and bearing interest at the rate of 10% per annum until paid. Under the agreement, Diatect pledged all of the issued and outstanding shares of stock in its subsidiary, Diatect International, Inc., as security for the loan. The pledged shares were delivered to Results.

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1998 and September 30, 1999.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and September 30, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

     L. Craig Hunt

L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid and is included in commitments and contingencies in the attached financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

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

     Mike Glazer

A consultant allegedly rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc. are fully encumbered. The amount of $17,230 is included in commitments and contingencies in the attached financial statements.

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

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at September 30, 1999 and December 31, 1998 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $177,912 and $154,717, respectively. See
Note 7 to the financial statements.

     Toxikon, Inc.

Subsequent to the date of these financial statements, in 1999, Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed.

     Creditors' Judgments

During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These actions and the consequential judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at September 30, 1999, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

     DIATECT INTERNATIONAL CORPORATION

Date: September 30, 2000

/s/ George H. Henderson,President/Treasurer

/s/ John L. Runft, Secretary