Form 10QSB
period 2000-03-31
DIATECT INTERNATIONAL CORP
filed 2000-11-09
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2000

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

(1)  Yes      No X   (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               20,538,231
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2000

THIS REPORT IS BEING FILED ON OR ABOUT NOVEMBER 6, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO MARCH 31, 2000. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

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

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                    2000           1999
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $     22,250   $      2,160
   Accounts receivable                                18,475          9,050
   Inventory                                         187,097        181,283
   Prepaid finance charges                            49,471           -
                                                ------------   ------------
     Total Current Assets                            277,293        192,493
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          48,911         46,751
   Less accumulated depreciation                     (17,984)       (15,470)
                                                ------------   ------------
     Total Property, Plant and Equipment              54,428         54,782
                                                ------------   ------------
OTHER ASSETS
   Deposits                                             -             3,000
   Goodwill                                           23,000           -
   Investment in EPA labels, net of amortization   2,249,191      2,318,321
                                                ------------   ------------
     TOTAL ASSETS                               $  2,603,912   $  2,565,596
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    160,543   $    196,397
   Accounts payable-related parties                  253,616        232,865
   Advances from officers                              5,168          5,168
   Interest payable                                  796,005        751,690
   Other accrued liabilities                           2,134          1,641
   Line of credit                                     80,000           -
   Notes payable                                   1,811,043      1,767,303
                                                ------------   ------------
     Total Current Liabilities                     3,108,509      2,955,064
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        192,275        192,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 50,000,000 shares
    authorized, 20,538,231 and 19,535,231
    shares issued and outstanding                 10,497,358     10,366,608
   Common stock subscribed                           186,238        186,238
   Accumulated deficit                           (11,380,468)   (11,134,589)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (696,872)      (581,743)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  2,603,912   $  2,565,596
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                For the Quarters Ended
                                                        March 31,
                                                -----------------------
                                                     2000         1999
                                                ----------   ----------
REVENUES                                        $   41,745   $   93,437

COST OF SALES                                       19,783       38,917
                                                ----------   ----------
GROSS PROFIT                                        21,962       54,520
                                                ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                     11,195       11,396
   Depreciation and amortization                    78,644       78,512
   Legal and professional fees                     113,784       73,309
   Other operating expenses                         18,191       35,080
                                                  --------     --------
  Total Operating Expenses                         221,814      198,297
                                                ----------   ----------
OPERATING LOSS                                    (199,852)    (143,777)
                                                ----------   ----------
OTHER INCOME (LOSS)
   Interest expense                                (46,454)     (51,548)
   Miscellaneous income                                427           62
                                                ----------   ----------
       Total Other Income (Loss)                   (46,027)     (51,486)
                                                ----------   ----------

LOSS BEFORE INCOME TAXES                          (245,879)    (195,263)

INCOME TAXES                                          -            -
                                                ----------   -----------
NET LOSS                                        $ (245,879)  $  (195,263)
                                                ==========   ===========

NET LOSS PER SHARE, BASIC AND DILUTED           $    (0.01)  $     (0.01)
                                                ==========   ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    19,777,715    19,535,231
                                                ==========   ===========



See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Periods Ended March 31, 2000 and December 31, 1999

                                                                       Common
                                              Common Stock              Stock       Accumulated
                                          Shares          Amount      Subscribed      Deficit         Total
                                        ------------   ------------  ------------   ------------   ------------

Balances as of December 31, 1998          19,535,231   $ 10,366,608  $    186,238   $(10,254,736)  $    298,110

Net Loss for the year ended
 December 31, 1999                              -              -             -          (879,853)      (879,853)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of December 31, 1999          19,535,231     10,366,608       186,238    (11,134,589)      (581,743)

Issuance of shares for guarantee of
 line of credit at $0.10 per share           500,000         50,000          -              -            50,000

Issuance of shares to contractors
 for services at $0.25 per share             203,000         50,750          -              -            50,750

Issuance of shares for purchase of
 investment at $0.10 per share               200,000         20,000          -              -            20,000

Issuance of shares for purchase of
 rights to EPA labels at $0.10
 per share                                   100,000         10,000          -              -            10,000

Net loss for the quarter ended
 March 31, 2000                                 -              -             -          (245,879)      (245,879)
                                        ------------   ------------  ------------   ------------   ------------
Balances as of March 31, 2000
 (Unaudited)                              20,538,231   $ 10,497,358  $    186,238   $(11,380,468)  $   (696,872)
                                        ============   ============  ============   ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  For the Quarters Ended
                                                         March 31,
                                                      2000         1999
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(245,879)   $(195,263)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                       78,644       78,512
   Issuance of common stock for services               50,750         -
   Prepaid finance charges paid by issuance of stock   50,000         -

 Changes in assets and liabilities:
   Inventory                                           (5,814)     (11,432)
   Accounts receivable                                 (9,425)     (27,104)
   Prepaid finance charges                            (49,471)        -
   Deposits                                             3,000         -
   Accounts payable                                   (35,854)      86,787
   Accounts payable-related parties                    20,751         -
   Interest payable                                    44,315       51,548
   Other accrued liabilities                              493      (20,785)
   Commitments and contingencies                         -          (1,000)
                                                     --------      -------
NET CASH FLOWS PROVIDED BY (USED BY)
   OPERATING ACTIVITIES                               (98,490)     (38,737)
                                                     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               (2,160)        -
   Purchase of goodwill                                (3,000)        -
   Investment in EPA labels                              -          (9,107)
                                                     --------      -------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES          (5,160)      (9,107)
                                                     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                        80,000         -
   Proceeds from notes payable                         43,740       50,000
                                                     --------      -------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       123,740       50,000
                                                     --------      -------
NET INCREASE IN CASH                                   20,090        2,156
CASH AT BEGINNING OF PERIOD                             2,160        2,088
                                                     --------      -------
CASH AT END OF PERIOD                                $ 22,250      $ 4,244
                                                     ========      =======
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                    $   -            -
                                                     ========      =======
    Income taxes paid                                $   -            -
                                                     ========      =======
NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock for finance charges     $ 50,000      $  -
    Issuance of common stock for services            $ 50,750      $  -
    Issuance of common stock for investment          $ 20,000      $  -
    Issuance of common stock for rights to
     EPA labels                                      $ 10,000      $  -

See accompanying notes.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

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

Pursuant to a promissory note dated March 12, 1995, Enviro-Guard pledged its shares of White Mountain Stock. On June 1, 1998, the holder of the promissory note foreclosed on the stock for failure to pay the indebtedness (Note 8). This transaction resulted in a gain of $215,692.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended
March 31, 2000 and the year ended December 31, 1999 was $2,514 and $9,433, respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the periods ending March 31, 2000 and December 31, 1999 were $76,130 and $305,410, respectively.

Deferred Tax Liability
----------------------
At March 31, 2000, the Company had net operating loss carryforwards of approximately $11,417,000 that may be offset against future taxable income through 2012. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000, and December 31, 1999.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Interim Financial Statements
----------------------------
The interim financial statements as of and for the three months included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 3   INVENTORIES

Inventories at March 31, 2000 and December 31, 1999 consist of the following:


                          March 31, 2000        December 31, 1999
                          ------------------    -----------------

   Raw Materials          $      66,134          $         52,978
   Finished Goods               120,963                   128,305
                          -------------            --------------
     Total                $     187,097          $        181,283
                          =============            ==============

NOTE 4   INVESTMENT IN EPA LABELS

The Company has acquired five product registrations or ("labels") approved by the U.S. Environmental Protection Agency granting federal clearance to manufacture, market and sell specified insecticide products. Included are:
No. 42850-1 for use against flies, roaches, ants, etc., in and around homes and commercial buildings; No. 42850-2 for use in grain storage; No. 42850-3 for use against fleas, ticks and lice on pets; and No. 42850-4 for use against over 60 insects on over 130 edible crops and plants; and No. 42850-5 (approved November 23, 1999) for use in the organic market to control all major pest problems.

NOTE 5   NOTES PAYABLE

Short-term notes payable consist of the following at March 31, 2000 and December 31, 1999:
                                                     March 30,    December 31,
Creditor and Conditions                               2000          1999
-----------------------                            ---------    ------------

Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.     $   165,529   $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999.                                        10,000          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500
                                                  ----------   -------------
 Subtotal (carried forward)                       $  183,029   $     183,029
                                                  ----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 7   NOTES PAYABLE Continued

Short-term notes payable consist of the following at March 31, 2000 and December 31, 1999:
                                                    March 31,   December 31,
Creditor and Conditions                              2000           1999
-----------------------                          -----------   -------------

Subtotal (brought forward)                       $   183,029   $     183,029

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand (See Note 8).                          386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                    5,000           5,000

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,.
                                                      22,500          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999,
delinquent                                            16,500          16,500

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.               19,200          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       251,000         250,000
                                                 -----------   -------------
Subtotal (carried forward)                       $   989,049   $     988,049
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999


NOTE 7   NOTES PAYABLE (Continued)
                                                   March 31,    December 31,
Creditor and Conditions                             2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   989,049   $     988,049

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20,
1997, delinquent.                                     31,750          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999.                               50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999.                                     25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
August 20, 1998, due on December 20, 1998,
delinquent.                                          100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
November 18, 1999, due on November 18, 1999,
delinquent.                                            5,500           5,500

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999, delinquent.  36,000          36,000

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
September 16, 1999, due on May 16, 2000.               3,500           3,500
                                                 -----------   -------------
Subtotal (carried forward)                       $ 1,372,299   $   1,371,299
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)

                                                  March 31,     December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------

Subtotal (Brought forward)                       $ 1,372,299   $   1,371,299


John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000,
delinquent                                            50,000          50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 15%,
dated October 1, 1999, due on December
31,1999, delinquent.                                   6,500           6,500

Jack S. Stites, (a shareholder of the
Company), unsecured, interest at 15%,
dated September 1, 1999, due on
December 31, 1999, delinquent.                         8,800           8,800

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
January 11, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

Steward Hyndman, unsecured, interest at 10%,
dated January 17, 2000, due on May 17, 2000.          12,000            -

David N. Sim, (a shareholder of the
Company), unsecured, interest at 10%,
dated January 4, 1999, due on May 4, 2000.             2,500            -

Johnny and Jack Stites (a shareholder of the
Company) unsecured, interest at 10%, dated
February 25, 2000, due on May 1, 2000.                20,000            -

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated February 11, 2000, due on June 11, 2000.        20,000            -

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
January 4, 2000, due on May 2, 2000.                   9,500            -

Toxicon Corporation, unsecured, interest at
15%, dated June 19, 1999.                               -             21,260
                                                 -----------     -----------
Subtotal (carried forward)                       $ 1,601,599     $ 1,557,859

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)

                                                  March 31,     December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                        $1,601,599    $  1,557,859

Futura Title Corporation dba Alliance Title
& Escrow,Former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000,18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed)due September
1994.  Delinquent. (See Note 8).                     209,444         209,444
                                                 -----------    ------------
Total                                             $1,811,043      $1,767,303
                                                 ===========    ============


NOTE 6 - LINE OF CREDIT
At March 31, 2000, the Company had $80,000 outstanding (on a line of credit) utilizing a director's personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

NOTE 7   INCOME TAXES

At March 31, 2000, the Company had net operating loss carryforwards of approximately $11,417,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 8   LITIGATION

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 8   LITIGATION (Continued)

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


Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and March 31, 2000.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at March 31, 2000 and December 31, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At March 31, 2000 and December 31, 1999, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 8   LITIGATION (Continued)


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

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at March 31, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $195,282 and $185,644, respectively. (See
Note 5).

International School of Kenya
-----------------------------
The International School of Kenya was awarded a judgment against the Company in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs, the Company executed an uncollateralized promissory note in 1997 in the sum of $19,200. The note bears interest at 12%. (Note 5).

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. The amount of $21,260 is included in the notes payable and $355 is included in accrued interest in these financial statements at December 31, 1999.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 8   LITIGATION (Continued)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at March 31, 2000, total approximately $52,000, and are included in the Company's accounts payable.

The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries being brought by creditors holding delinquent accounts. Diatect is working with these creditors and, at this time, all creditors, who have not filed litigation appear to accept the measures taken by the Company in addressing the indebtedness.

NOTE 9 - COMMON STOCK
In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the quarter ended March 31, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; and 100,000 shares of its common stock valued at $10,000 for rights to EPA labels. The Company also issued 203,000 shares of its common stock valued at $50,750 for services. The stock was issued at its market value on the transaction date.

During the year ended December 31, 1999, the Company had no stock issuances.

NOTE 10   COMMON STOCK SUBSCRIBED

As of March 31, 2000 and December 31, 1999, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 11   STOCK OPTIONS
The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the periods ended March 31, 2000 and December 31, 1999:

                                                            Weighted Average
                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1998        494,634                 $0.06

  Granted                                400,002                 $0.06


Expired                                     -                      -
                                      ---------                 -----
  Outstanding at December 31, 1999       894,636                 $0.06

  Granted                                100,002                 $0.06

  Expired, exercised or forfeited           -                      -
                                       ---------                 -----
  Outstanding at March 31, 1999          994,638                 $0.06
                                       =========                 =====

                                   Weighted Average
  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------

  On or before September 15, 2000         508,072                $0.06

  On or before October 25, 2000           486,566                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at December 31, 1999.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 13   COMMITMENTS AND CONTINGENCIES
The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 8.) These amounts are included in commitments and contingencies as of March 31, 2000 and December 31, 1999 as follows:

     L. Craig Hunt                    $   61,543

     Mid-America Venture
        Capital Fund, Inc.                37,336

     Sloan, Listrom, Eisenbarth,
        Sloan & Glassman, LLC             40,166

     Ogilvy, Adams & Rinehart             36,000

     Mike Glazer                          17,230
                                      ----------
                                      $  192,275
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

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to sixteen shareholders (including two officers) totaling $1,267,799 and $1,235,799 as of March 31, 2000 and December 31, 1999, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $12,250 and $60,060 for the periods ended March 31, 2000 and December 31, 1999 respectively. Included in accounts payable-related party are $154,173 and $146,923 at March 31, 2000 and December 31, 1999, respectively.

The Company's president performs consulting services for the Company. Consulting services by this officer totaled $17,360 and $73,772 for the periods ending March 31, 2000 and December 31, 1999, respectively. Included in accounts payable-related party are $99,443 and $85,942 at March 31, 2000 and December 31, 1999, respectively.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

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

Litigation
----------
In September 2000, subsequent to the date of these financial statements, but prior to their issuance, the Company received notice from three former officers that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $283,100 for the quarter ended March 31, 2000 and has an accumulated deficit of $11,417,689 at March 31, 2000. The Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

Upon the Company's ability to reestablish compliance with S.E.C. regulations, significant and imminent placement of new stock issuance are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets.

NOTE 17   YEAR 2000 ISSUES

Like other companies, Diatect International Corp. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 17   YEAR 2000 ISSUES (Continued)

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

The table below presents information about the Company's reportable segments:

                            Quarter Ended March 31, 2000
                    ------------------------------------------------------
                    Kansas        Idaho      Eliminations     Consolidated
                    ---------   ----------   ------------    -------------
External revenue    $ 41,745    $    6,864   $     (6,864)  $       41,745
                    =========   ==========   ============   ==============
Operating income
    (loss)          $   4,762   $ (250,642)  $     (9,525)  $     (245,879)
                    =========   ==========   ============
Corporate expenses                                                    -
  Total operating                                           --------------
  income (loss)                                             $     (245,879)
                                                            ==============
Depreciation and
Amortization        $     136   $   78,508   $       -      $       78,644
                    =========   ==========   ============   ==============
Interest expense
and finance
charges             $    -      $   46,454   $       -      $       46,454
                    =========   ==========   ============   ==============
Identifiable
assets              $ 347,681   $2,418,079   $   (161,848)  $    2,603,912
                    =========   ==========   ============
General corporate
assets                                                                -
                                                            --------------
   Total assets                                             $    2,603,912
                                                            ==============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                            Quarter Ended March 31, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $  93,437  $    -      $       -       $      93,437
                    =========   ========   ============    =============
Operating income
    (loss)          $ (39,929) $(155,334)  $       -       $    (195,263)
                    =========  =========   ============
Corporate expenses                                                  -
  Total operating                                           ------------
  income (loss)                                            $    (195,263)
                                                           =============
Depreciation and
Amortization        $    -     $  78,512   $        -      $      78,512
                    =========  =========   =============   =============
Interest expense
and finance
charges             $    -     $   51,548   $       -       $     51,548
                    =========  ==========   ============   =============
Identifiable
assets              $ 443,525  $2,775,460   $   (483,902)   $  2,735,083
                    =========  ==========   ============
General corporate
assets                                                              -
                                                           -------------
   Total assets                                            $   2,735,083
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

Year 2000 Disclosure
--------------------
This report is being filed on or about November 6, 2000. To date, the Company has not experienced any year 2000 problems.

Quarter ended March 31, 2000 compared to March 31, 1999
-------------------------------------------------------
During the quarter ended March 31, 2000, revenues were $41,745 and direct sales costs were $19,783 or approximately 47.4% of revenues. During the quarter ended March 31, 1999, revenues were $93,437 and direct sales costs were $38,917 or approximately 41.6% of revenues. The substantial decrease in revenues for the period ended March 31, 2000 compared to same period in the preceding year is due to the fact that one of the Company's principal distributors ceased operations during the first quarter of 2000. The Company believes this decrease in revenues is not indicative of results to be expected during the next twelve months because management expects to be able to find other distributors to handle the territory previously covered by the defunct distributor. Subsequent to the date of the periods reported herein but prior to the filing of this report, in July 2000, the Company found alternative distribution channels to replace the lost distributor.

Corporate Expense. For the three months ended March 31, 2000 total operating expenses were $221,814, consisting of salaries, wages and benefits of $11,195, depreciation and amortization expenses of $78,644, legal and professional fees of $113,784, and other expenses of $18,191, resulting in a loss from operations of $199,852. For the three months ended March 31, 1999 total operating expenses were $198,297, consisting of salaries, wages and benefits of $11,396, depreciation and amortization expenses of $78,512, legal and professional fees of $73,309, and other expenses of $35,080, resulting in a loss from operations of $143,777. The operating expenses for the period ended March 31, 2000 were higher than the prior year period primarily due to increases in legal and professional fees associated with the preparation of past due financial reports and filings for the Securities and Exchange Commission.

Other Income and Expense. Interest expense for the three months ended March 31, 2000 was $46,454, offset by miscellaneous income of $427, compared to $51,548, offset by miscellaneous income of $62 for the same period in the preceding year.

For the three months ended March 31, 2000, the Company has a net loss of $245,879, and loss per share was $0.01. For the three months ended March 31, 1999, the Company had a net loss of $195,263, and loss per share was $0.01.

Liquidity and Capital Resources
-------------------------------
At March 31, 2000, the Company had current assets of $277,293, consisting of cash of $22,250, accounts receivable of $18,475, inventory of $187,097, and prepaid finance charges of $49,471, and current liabilities of $3,108,509 for a working capital deficit of $2,831,216. At March 31, 2000, the Company had property, plant and equipment assets totaling $54,428, net of depreciation, and other assets of $2,272,191, consisting of the Company's investment in EPA labels, net of amortization, and goodwill associated therewith.

Cash used in operations for the period ended March 31, 2000 was $98,490 compared with $38,737 for the same period ended March 31, 1999. In 2000 and 1999, the Company's operations have been funded primarily by accounts receivable and loans. Cash used in operations for the period ended March 31, 2000 included the issuance of common stock for services in the amount of $50,750, and the issuance of common stock for prepaid finance charges in the amount of $50,000 in order to obtain a line of credit.

Cash flows used by investing activities by the Company during the period ended March 31, 2000, was $5,160. Cash flows from financing activities during the period ended March 31, 2000 was $123,740, which includes $43,740 in notes payable and $80,000 obtained through the line of credit above-referenced.

At March 31, 2000, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and March 31, 2000.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1999 and March 31, 2000. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

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

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at March 31, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $195,282 and $185,644, respectively. See
Note 5 to the financial statements.

     International School of Kenya

The International School of Kenya was awarded a judgment in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs, the Company executed an uncollateralized promissory note in 1997 for $19,200. The note bears interest at 12% . See Note 5 to the financial statements.

    Toxikon, Inc.

Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed.

Subsequent Event
----------------
In September 2000, subsequent to the date of these financial statements, but prior to their issuance, the Company received notice from three former officers that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

     Creditors' Judgments

During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at March 31, 2000, total approximately $52,000, and are included in the Company's accounts payable.

The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries being brought by creditors holding delinquent accounts. Diatect is working with these creditors and, at this time, all creditors, who have not filed litigation appear to accept the measures taken by the Company in addressing the indebtedness.

                      ITEM 2.  CHANGES IN SECURITIES

In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the quarter ended March 31, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; and 100,000 shares of its common stock valued at $10,000 for rights to EPA labels. The Company also issued 203,000 shares of its common stock valued at $50,750 for services.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In February 2000, in accordance with Section 603 of the California Corporations Code, the Company submitted to its shareholders an amendment to the Articles of Incorporation to increase the authorized capital of the Company to fifty million (50,000,000) shares of Common Stock. The amendment was approved by written consent of the shareholders holding in excess of 51% of the 19,535,231 issued and outstanding shares, and Certificate of Amendment was filed with the State of California. The text of the Certificate of Amendment is attached as an exhibit to this filing.

                       ITEM 5.  OTHER INFORMATION

     None.

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
     Exhibit 3.   Certificate of Amendment to the Articles of Incorporation
     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------
     None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DIATECT INTERNATIONAL CORPORATION

Date: November 6, 2000

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary