Form 10QSB
period 2000-06-30
DIATECT INTERNATIONAL CORP
filed 2000-11-13
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2000

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               21,688,398
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2000

THIS REPORT IS BEING FILED ON OR ABOUT NOVEMBER 9, 2000, WHICH IS BEYOND THE DATE ON WHICH THE REPORT WOULD HAVE BEEN TIMELY FILED AND MAY NOT CONTAIN INFORMATION CONCERNING THE MORE RECENT ACTIVITIES OF THE COMPANY. THE FOOTNOTES TO THE FINANCIAL STATEMENTS INCLUDED WITH THIS REPORT MAY CONTAIN INFORMATION REGARDING THE COMPANY THAT OCCURRED SUBSEQUENT TO JUNE 30, 2000. HOWEVER, THE READER SHOULD RELY ON INFORMATION CONTAINED IN REPORTS FOR MORE RECENT PERIODS WHICH ARE EXPECTED TO BE FILED SUBSEQUENT TO THIS REPORT.

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

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                                  June 30,     December 31,
                                                    2000           1999
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $      5,189   $      2,160
   Accounts receivable                                12,580          9,050
   Prepaid finance charges                            46,844           -
   Inventory                                         166,127        181,283
                                                ------------   ------------
     Total Current Assets                            230,740        192,493
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          49,195         46,751
   Less accumulated depreciation                     (20,498)       (15,470)
                                                ------------   ------------
     Total Property, Plant and Equipment              52,198         54,782
                                                ------------   ------------
OTHER ASSETS
   Deposits                                             -             3,000
   Goodwill                                           23,000           -
   Investment in EPA labels, net of amortization   2,174,061      2,318,321
                                                ------------   ------------
     TOTAL ASSETS                               $  2,479,999   $  2,565,596
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    177,847   $    196,397
   Accounts payable-related parties                  140,073        232,865
   Advances from officers                              5,168          5,168
   Line of credit                                     90,000           -
   Interest payable                                  838,138        751,690
   Other accrued liabilities                          20,176          1,641
   Notes payable                                   1,885,214      1,767,303
                                                ------------   ------------
     Total Current Liabilities                     3,156,616      2,955,064
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        192,275        192,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 50,000,000 shares
    authorized, 21,688,398 and 19,535,231
    shares issued and outstanding                 10,589,983     10,366,608
   Stock options                                      51,370           -
   Common stock subscribed                           186,238        186,238
   Accumulated deficit                           (11,696,483)   (11,134,589)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (868,892)      (581,743)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  2,479,999   $  2,565,596
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                            For the              For the Six
                                                       Quarters Ended            Months Ended
                                                           June 30,                June 30,
                                                      2000         1999         2000        1999
                                                   ----------   ----------   ----------   ----------
REVENUES                                           $   33,182   $   72,010   $   74,927   $  165,447

COST OF SALES                                          20,021       44,143       39,804       83,060
                                                   ----------   ----------   ----------   ----------
GROSS PROFIT                                           13,161       27,867       35,123       82,387
                                                   ----------   ----------   ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                        80,685       15,302       91,880       26,698
   Consulting                                          62,639       42,671       62,639       77,381
   Depreciation and amortization                       78,643       78,584      157,287      157,096
   Legal and professional fees                          9,942       24,926      123,726       63,525
   Other operating expenses                            19,463       41,920       37,654       77,000
                                                   ----------   ----------   ----------   ----------
     Total Operating Expenses                         251,372      203,403      473,186      401,700
                                                   ----------   ----------   ----------   ----------
OPERATING LOSS                                       (238,211)    (175,536)    (438,063)    (319,313)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (LOSS)
   Interest expense                                   (78,665)     (52,249)    (125,119)    (103,797)
   Miscellaneous income                                   886          279        1,313          341
   Donations                                              (25)        (195)         (25)        (195)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Loss)                        (77,804)     (52,165)    (123,831)    (103,651)
                                                   ----------   ----------   ----------   ----------

LOSS BEFORE INCOME TAXES                             (316,015)    (227,701)    (561,894)    (422,964)

INCOME TAXES                                             -            -            -            -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (316,015) $  (227,701)  $ (561,894) $  (422,964)
                                                   ==========   ==========   ==========   ==========

NET LOSS PER SHARE                                 $    (0.01) $     (0.01)  $    (0.03) $     (0.02)
                                                   ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         21,346,369   19,535,231   20,562,042   19,535,231
                                                   ==========   ==========   ==========   ==========


See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Periods Ended June 30, 2000 and December 31, 1999

                                                                      Common
                                     Common Stock          Stock       Stock       Accumulated
                                Shares          Amount    Options    Subscribed      Deficit         Total
                             ------------   ------------  --------  ------------   ------------   ------------

Balances as of December 31,
 1998                          19,535,231   $ 10,366,608  $   -     $   186,238   $(10,254,736)  $    298,110

Net Loss for the year ended
 December 31, 1999                   -              -         -            -          (879,853)      (879,853)
                             ------------   ------------  --------  -----------   ------------    -----------
Balances as of December 31,
 1999                          19,535,231     10,366,608      -         186,238    (11,134,589)      (581,743)

Issuance of shares for
 guarantee of line of
 credit at $.10 per share         500,000         50,000      -            -              -            50,000

Issuance of shares to
 contractors for services
 at $0.25 per share               203,000         50,750      -            -              -            50,750

Issuance of shares for
 purchase of investment
 at $0.10 per share               200,000         20,000      -            -              -            20,000

Issuance of shares for
 purchase of rights to
 EPA labels at $0.10
 per share                        110,000         11,000      -            -              -            10,000

Issuance of shares for
 forbearance of notes
 payable at $0.25
 per share                        122,500         30,625      -            -              -            30,625

Issuance of shares to
 officers for exercise
 of options at $0.06
 per share                      1,017,667         61,000      -            -              -            61,000

Options granted to
 officers as bonus for
 new contract                        -              -       51,370         -              -            51,370

Net loss for the
 quarter ended June 30,
 2000                                -              -         -            -          (561,894)      (561,894)
                             ------------   ------------  --------  ------------   ------------   -----------
Balances as of June 30,
 2000 (Unaudited)              21,688,398   $ 10,589,983  $ 51,370  $    186,238   $(11,696,483)  $  (868,892)
                             ============   ============  ========  ============   ============   ===========

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  For the Six Months Ended
                                                           June 30,
                                                      2000         1999
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $(561,894)   $(422,964)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                      157,287      157,096
   Issuance of common stock for services               50,750         -
   Issuance of stock options for services              51,370         -
   Issuance of common stock for finance charges        30,625         -
   Prepaid finance charges paid by issuance of stock   50,000         -
   Stock issued for payment of accrued expenses        61,000         -
 Changes in assets and liabilities:
   Accounts receivable                                 (3,530)      12,321
   Prepaid finance charges                            (46,844)        -
   Inventories                                         15,156       54,112
   Deposits                                             3,000         -
   Accounts payable                                   (18,550)     102,344
   Accounts payable-related parties                   (92,792)        -
   Interest payable                                    86,448      103,797
   Other accrued liabilities                           18,535      (20,994)
   Commitments and contingencies                         -           2,000
                                                     --------      -------
NET CASH FLOWS PROVIDED BY (USED BY)
   OPERATING ACTIVITIES                              (199,439)    (149,154)
                                                     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               (2,443)      (5,558)
   Registration of EPA label                             -         (12,858)
   Purchase of goodwill                                (3,000)        -
                                                     --------      -------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES          (5,443)     (18,416)
                                                     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                        90,000         -
   Net proceeds from notes payable                    117,911      166,500
                                                     --------      -------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       207,911      166,500
                                                     --------      -------
NET INCREASE (DECREASE)IN CASH                          3,029       (1,070)
CASH AT BEGINNING OF PERIOD                             2,160        2,088
                                                     --------      -------
CASH AT END OF PERIOD                                $  5,189      $ 1,018
                                                     ========      =======
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                    $   -            -
                                                     ========      =======
    Income taxes paid                                $   -            -
                                                     ========      =======
NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock for finance charges     $ 50,000      $  -
    Issuance of common stock for services            $ 50,750      $  -
    Issuance of common stock for investment          $ 20,000      $  -
    Issuance of common stock for rights to
     EPA labels                                      $ 11,000      $  -
    Issuance of common stock for payment of
     accrued expenses                                $ 61,000      $  -
    Issuance of common stock for forbearance
     of notes payable                                $ 30,625      $  -
    Issuance of stock options for services           $ 51,370      $  -
See accompanying notes.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended
June 30, 2000 and the year ended December 31, 1999 was $5,027 and $9,433, respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the periods ending June 30, 2000 and December 31, 1999 were $152,260 and $305,410, respectively.

Deferred Tax Liability
----------------------
At June 30, 2000, the Company had net operating loss carryforwards of approximately $11,645,000 that may be offset against future taxable income through 2013. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of the common stock equivalents would be antidilutive.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2000, and December 31, 1999.

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

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 3   INVENTORIES

Inventories at June 30, 2000 and December 31, 1999 consist of the following:


                           June 30, 2000        December 31, 1999
                          ------------------    -----------------

   Raw Materials          $      54,662          $         52,978
   Consigned Products             9,977                      -
   Finished Goods               101,488                   128,305
                          -------------            --------------
     Total                $     166,127          $        181,283
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

NOTE 5   NOTES PAYABLE

Short-term notes payable consist of the following at June 30, 2000 and December 31, 1999:
                                                     June 30,     December 31,
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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 7   NOTES PAYABLE Continued

Short-term notes payable consist of the following at June 30, 2000 and December 31, 1999:
                                                    June 30,    December 31,
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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999


NOTE 7   NOTES PAYABLE (Continued)
                                                   June 30,     December 31,
Creditor and Conditions                             2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   989,049   $     988,049

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20,
1997, delinquent.                                     31,750          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999.                               50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999.                                     25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.          35,000          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.         65,000          65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
August 20, 1998, due on December 20, 1998,
delinquent.                                          100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
November 18, 1999, due on November 18, 1999,
delinquent.                                            5,500           5,500

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999, delinquent.  36,000          36,000

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
September 16, 1999, due on May 16, 2000, delinquent.   3,500           3,500
                                                 -----------   -------------
Subtotal (carried forward)                       $ 1,372,299   $   1,371,299
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)

                                                   June 30,     December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $ 1,372,299   $   1,371,299

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000,
delinquent                                            50,000          50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 15%,
dated October 1, 1999, due on December
31,1999, delinquent.                                   6,500           6,500

Jack S. Stites, (a shareholder of the
Company), unsecured, interest at 15%,
dated September 1, 1999, due on
December 31, 1999, delinquent.                         8,800           8,800

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
January 11, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

Steward Hyndman, unsecured, interest at 10%,
dated January 17, 2000, due on May 17, 2000,
delinquent.                                           12,000            -

David N. Sim, (a shareholder of the
Company), unsecured, interest at 10%,
dated January 4, 1999, due on May 4, 2000,
delinquent.                                            2,500            -

Johnny and Jack Stites (a shareholder of the
Company) unsecured, interest at 10%, dated
February 25, 2000, due on May 1, 2000,
delinquent.                                           20,000            -

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated February 11, 2000, due on June 11, 2000,
delinquent.                                           20,000            -

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
January 4, 2000, due on May 2, 2000, delinquent        9,500            -

Toxicon Corporation, unsecured, interest at
15%, dated June 19, 1999, due on December 31, 1999.     -             21,260
                                                 -----------     -----------
Subtotal (carried forward)                       $ 1,601,599     $ 1,557,859

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)

                                                  June 30,      December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                        $1,601,599    $  1,557,859

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000.                                    74,171            -

Futura Title Corporation dba Alliance Title
& Escrow,Former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000,18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed)due September
1994.  Delinquent. (See Note 8).                     209,444         209,444
                                                 -----------    ------------
Total                                             $1,885,214      $1,767,303
                                                 ===========    ============


NOTE 6 - LINE OF CREDIT
At June 30, 2000, the Company had $90,000 outstanding (on a line of credit) utilizing a director's personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

NOTE 7   INCOME TAXES

At June 30, 2000, the Company had net operating loss carryforwards of approximately $11,645,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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


Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and June 30, 2000.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at June 30, 2000 and December 31, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At June 30, 2000 and December 31, 1999, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at June 30, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $195,282 and $185,644, respectively. (See
Note 7).

International School of Kenya
-----------------------------
The International School of Kenya was awarded a judgment against the Company in the amount of $20,143 on October 13, 1995. During 1997, this was paid down to $19,200. The balance was fully paid by director Jay Downs on July 18, 1997. In order to reimburse Mr. Downs, the Company executed an uncollateralized promissory note in 1997 in the sum of $19,200. The note bears interest at 12%. (Note 7).

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit to collect on an unpaid trade account. In March 2000, the debt was paid in full and the case was dismissed. The amount of $21,260 is included in the notes payable and $355 is included in accrued interest in these financial statements at December 31, 1999.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 8   LITIGATION (Continued)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at June 30, 2000, total approximately $52,000, and are included in the Company's accounts payable.

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

NOTE 9 - COMMON STOCK
In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the six months ended June 30, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 122,500 shares of its common stock valued at $30,625 for forbearance on notes payable; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels. The Company also issued 203,000 shares of its common stock valued at $50,750 for services. The stock was issued at its market value on the transaction date. Two officers also exercised options to purchase 1,017,667 shares of the Company's common stock valued at $61,000 at $0.06 per share for partial payment of accrued consulting and legal fees.

During the year ended December 31, 1999, the Company had no stock issuances.

NOTE 10   COMMON STOCK SUBSCRIBED

As of June 30, 2000 and December 31, 1999, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 11   STOCK OPTIONS
The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the six months ended June 30, 2000 and the year December 31, 1999:

                                                            Weighted Average
                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1998        494,634                 $0.06

  Granted                                400,002                 $0.06


Expired                                     -                      -
                                      ---------                 -----
  Outstanding at December 31, 1999       894,636                 $0.06

  Granted                              1,000,000                 $0.06

  Exercised                           (1,017,667)                $0.06

  Expired or forfeited                      -                      -
                                       ---------                 -----
  Outstanding at June 30, 1999           976,971                 $0.06
                                       =========                 =====

                                   Weighted Average
  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------

  On or before April 15, 2003             491,405                $0.06
  On or before April 25, 2003             152,233                $0.06
  April 25, 2001 through April 15, 2003   166,666                $0.06
  April 25, 2002 through April 25, 2003   166,666                $0.06

The issuance of new stock during 1997, along with these outstanding options, placed the Company in jeopardy of over-capitalization at December 31, 1999. This was resolved during February 2000 through the increase in authorized capital.

Stock options granted to two officers of the Company for 1,017,667 shares at a price of $0.06 were exercised in April 2000. In April 2000, two officers of the Company received 1,000,000 stock options in payment of bonuses for signing new contracts for services with the Company. In accordance with Statement of Financial Accounting Standard No. 123, the fair value of the options was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the stock options: strike price at $0.10, risk free interest rate of 6%, expected life of 3 years, and expected volatility of 30%. At June 30, 2000, the Company recorded $51,370 ($0.0514 per option) to compensation for the value of these options based upon these Black Scholes assumptions.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

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

NOTE 13   COMMITMENTS AND CONTINGENCIES
The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 8.) These amounts are included in commitments and contingencies as of June 30, 2000 and December 31, 1999 as follows:

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
                                      ==========

Lease Commitments
-----------------
The Company leased office facilities in Boise, Idaho from an individual through March 2000. The lease is a month-to-month handshake agreement, which called for monthly payments of $550. In April 2000, the Company entered into a lease agreement for new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $720 during the first year, $738 during the second year and $757 during the third year. The Company occupied these facilities on May 1, 2000.

The Company also leases operating facilities in Smith Center, KS from an individual. The lease is a month-to-month handshake agreement, which calls for monthly payments of $273.

Directors' Compensation
-----------------------
In June 2000, the Company adopted a plan for the annual compensation of directors. This plan provides for seven directors to be compensated at the rate of $50,000 per year. The compensation is payable either in money or in common stock of the Company. No amounts have been accrued in the accompanying financial statements under the terms of this agreement.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 13   COMMITMENTS AND CONTINGENCIES (Continued)
Other Contingencies
-------------------
The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to sixteen shareholders (including two officers) totaling $1,341,970 and $1,235,799 as of June 30, 2000 and December 31, 1999, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $29,150 and $60,060 for the periods ended June 30, 2000 and December 31, 1999 respectively, of which $141,073 and $146,923 are included in accounts payable-related party at June 30, 2000 and December 31, 1999, respectively.

The Company's president performs consulting services for the Company. Consulting services by this officer totaled $20,560 and $73,772 for the periods ending June 30, 2000 and December 31, 1999, respectively. Included in accounts payable-related party is $85,942 at December 31, 1999.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 15   SUBSEQUENT EVENTS

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

NOTE 16   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $510,524 for the six months ended June 30, 2000 and has an accumulated deficit of $11,645,113 at June 30, 2000. The Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999


NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:

                          Six Months Ended June 30, 2000
                    ------------------------------------------------------
                    Kansas        Idaho      Eliminations     Consolidated
                    ---------   ----------   ------------    -------------
External revenue    $ 74,927    $   31,897   $    (31,897)  $       74,927
                    =========   ==========   ============   ==============
Operating income
    (loss)          $   1,064   $ (543,485)  $    (31,897)  $     (510,524)
                    =========   ==========   ============
Corporate expenses                                                    -
  Total operating                                           --------------
  income (loss)                                             $     (510,524)
                                                            ==============
Depreciation and
Amortization        $     272   $ 157,015   $       -      $      157,287
                    =========   ==========   ============   ==============
Interest expense
and finance
charges             $    -      $ 125,119   $       -      $      125,119
                    =========   ==========   ============   ==============
Identifiable
assets              $ 343,095   $2,294,129   $   (157,225)  $    2,479,999
                    =========   ==========   ============
General corporate
assets                                                                -
                                                            --------------
   Total assets                                             $    2,479,999
                                                            ==============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and December 31, 1999

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                            Six Months ended June 30, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 165,447  $    -      $       -       $     165,447
                    =========   ========   ============    =============
Operating income
    (loss)          $(202,592) $(220,372)  $       -       $    (422,964)
                    =========  =========   ============
Corporate expenses                                                  -
  Total operating                                           ------------
  income (loss)                                            $    (422,964)
                                                           =============
Depreciation and
Amortization        $      47  $ 157,049   $        -      $     157,096
                    =========  =========   =============   =============
Interest expense
and finance
charges             $    -     $ 103,797   $       -       $    103,797
                    =========  ==========   ============   =============
Identifiable
assets              $ 478,714  $2,705,859   $   (494,094)   $  2,690,479
                    =========  ==========   ============
General corporate
assets                                                              -
                                                           -------------
   Total assets                                            $   2,690,479
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

Results of Operations
---------------------
Three and Six Month Periods ended June 30, 2000 compared to June 30, 1999
-------------------------------------------------------------------------
Total revenues for the three and six month periods ended June 30, 2000 were $33,182 and $74,927 with costs of sales of $20,021 and $39,804, or approximately 60% and 53%, respectively, of revenue. During the three and six month periods ended June 30, 1999 the Company had total revenues of $72,010 and $165,447, respectively, with costs of sales of $44,143 and $83,060, respectively, or approximately 61% and 50% of revenues. The substantial decrease in revenues for the periods ended June 30, 2000 compared to same periods in the preceding year is due to the fact that one of the Company's principal distributors ceased operations during the first quarter of 2000. The Company believes this decrease in revenues is not indicative of results to be expected during the next twelve months because management expects to be able to find other distributors to handle the territory previously covered by the defunct distributor. Subsequent to the date of the periods reported herein but prior to the filing of this report, in July 2000, the Company found alternative distribution channels to replace the lost distributor.

Corporate Expense. For the three and six months ended June 30, 2000 total operating expenses were $251,372, consisting of salaries, wages and benefits of $80,685 and $91,880, consulting expenses of $62,639 and $62,639, depreciation and amortization expenses of $78,643 and $157,287, legal and professional fees of $9,942 and $123,726, and other expenses of $19,463 and $37,654, resulting in a loss from operations of $238,211 and $438,063, respectively. For the three and six months ended June 30, 1999 total operating expenses were $203,403 and $401,700, respectively, consisting of salaries, wages and benefits of $15,302 and $26,698, consulting expenses of $42,671 and $77,381, depreciation and amortization expenses of $78,584 and $157,096, legal and professional fees of $24,926 and $63,525, and other expenses of $41,920 and $77,000, resulting in a loss from operations of $175,536 and $319,313, respectively.

Other Income and Expense. Interest expense for the three and six months ended June 30, 2000 was $78,655 and $125,119, respectively, compared to $52,249 and $103,797 for the same periods in the preceding year. The increase in interest expense for the periods ended June 30, 2000 over the prior year periods reflects the increase in the Company's borrowing through notes payable and a line of credit.

The Company had net loss of $316,015 and $561,894 for the three and six months ended June 30, 2000, and basic loss per share for the periods was $0.01 and $0.03, respectively. For the three and six months ended June 30, 1999, the Company had a net loss of $227,701 and $422,964, respectively, and basic loss per share was $0.01 and $0.02.

Liquidity and Capital Resources
-------------------------------
At June 30, 2000, the Company had current assets of $230,740, consisting of cash of $5,189, accounts receivable of $12,580, prepaid finance charges relating to a line of credit of $49,195, and inventory of $166,127, and current liabilities of $3,156,616 for a working capital deficit of $2,925,876. At June 30, 2000, the Company had property, plant and equipment assets totaling $52,198, net of depreciation, and other assets of $2,174,061, consisting of the Company's investment in EPA labels, net of amortization, and goodwill associated therewith.

Cash used in operations for the period ended June 30, 2000 was $199,439 compared to $149,154 for the same period ended June 30, 1999. In 2000 and 1999, the Company's operations have been funded primarily by accounts receivable and loans. Cash used in operations for the period ended June 30, 2000 included the issuance of common stock for services in the amount of $50,750, the compensation expense for the issuance of bonus stock options to two officers for services, the issuance of stock for payment of accrued expenses in the amount of $61,000, the issuance of stock for payment of finance charges in the amount of $30,625, and the issuance of common stock for prepaid finance charges in the amount of $50,000 in order to obtain a line of credit.

Cash flows used by investing activities by the Company during the period ended June 30, 2000, was $5,443. Cash flows from financing activities during the period ended June 30, 2000 was $207,911, which includes $117,911 in notes payable and $90,000 obtained through the line of credit above-referenced.

At June 30, 2000, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and June 30, 2000.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1999 and June 30, 2000. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

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

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at June 30, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $204,920 and $185,644, respectively. See
Note 5 to the financial statements.

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

                      ITEM 2.  CHANGES IN SECURITIES

In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the period ended June 30, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; 110,000 shares of its common stock valued at $11,000 for rights to EPA labels; 122,500 shares of its common stock valued at $30,625 for forbearance of notes payable; and 1,017,667 shares of its common stock valued at $61,000 to two officers for the exercise of existing options. The Company also issued 203,000 shares of its common stock valued at $50,750 for services. In addition, the Company issued 1,000,000 options exercisable at $0.06 per share to two officers as bonus compensation for signing new contracts to provide services to the Company.
See Item 5, OTHER INFORMATION.


                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       ITEM 5.  OTHER INFORMATION

In April 2000, David J. Black resigned from the board of directors. Also in April 2000, Robert B. Corrigan and Larry D. Anderson were appointed to the board of directors.

On April 15, 2000, George H. Henderson became a full-time employee in his capacity as President and CEO. His employment contract is for a term of three years and includes a salary of $90,000 per year, a signing bonus of 500,000 options for the purchase of shares of common stock at $0.06 per share, 50,000 incentive stock options under a to-be-formulated Incentive Stock Option Plan, and provisions for bonus pay based on 1% of the Company's gross sales receipts as determined on a quarterly basis. Mr. Henderson had been serving on a part-time consulting basis prior to the execution of the employment agreement.

On April 25, 2000, John L. Runft signed a new retainer to act as the Company's legal counsel. Mr. Runft received a signing bonus of 500,000 options for the purchase of shares of common stock at $0.06 per share, which options vest over a three year period.

In June 2000, the Company adopted a plan for the annual compensation of directors. This plan provides for seven directors to be compensated at the rate of $50,000 per year. The compensation is payable either in money or in common stock of the Company. No amounts have been accrued in the accompanying financial statements under the terms of this agreement.

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

     DIATECT INTERNATIONAL CORPORATION

Date: November 9, 2000

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary