Form 10QSB
period 2000-09-30
DIATECT INTERNATIONAL CORP
filed 2000-11-28
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               26,604,931
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2000

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

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                         CONSOLIDATED BALANCE SHEETS
                                   ASSETS
                                   ------
                                               September 30,   December 31,
                                                    2000           1999
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash                                         $     15,061   $      2,160
   Accounts receivable                                29,010          9,050
   Prepaid finance charges                            44,945           -
   Inventories                                       160,571        181,283
                                                ------------   ------------
     Total Current Assets                            249,587        192,493
                                                ------------   ------------
PROPERTY PLANT AND EQUIPMENT
   Building                                           23,501         23,501
   Equipment                                          49,194         46,751
   Less accumulated depreciation                     (23,120)       (15,470)
                                                ------------   ------------
     Total Property, Plant and Equipment              49,575         54,782
                                                ------------   ------------
OTHER ASSETS
   Deposits                                          150,000          3,000
   Goodwill                                           23,000           -
   Investment in EPA labels, net of amortization   2,115,449      2,318,321
                                                ------------   ------------
     TOTAL ASSETS                               $  2,587,611   $  2,565,596
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    186,174   $    196,397
   Accounts payable-related parties                   71,376        232,865
   Advances from officers                              5,168          5,168
   Line of credit                                     97,000           -
   Interest payable                                  783,020        751,690
   Other accrued liabilities                          31,680          1,641
   Notes payable                                   1,640,471      1,767,303
                                                ------------   ------------
     Total Current Liabilities                     2,814,889      2,955,064
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        192,275        192,275
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value: 50,000,000 shares
    authorized, 26,604,931 and 19,535,231
    shares issued and outstanding                 11,777,904     10,366,608
   Stock options                                      51,370           -
   Common stock subscribed                              -           186,238
   Accumulated deficit                           (12,248,827)   (11,134,589)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (419,553)      (581,743)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  2,587,611   $  2,565,596
                                                ============   ============

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                            For the              For the Nine
                                                       Quarters Ended            Months Ended
                                                        September 30,            September 30,
                                                      2000         1999         2000        1999
                                                   ----------   ----------   ----------   ----------
REVENUES                                           $   31,646   $   16,591   $  106,573   $  182,038

COST OF SALES                                           9,601        8,381       49,405       91,441
                                                   ----------   ----------   ----------   ----------
GROSS PROFIT                                           22,045        8,210       57,168       90,597
                                                   ----------   ----------   ----------   ----------
OPERATING EXPENSES
   Salaries, wages and benefits                        23,558       18,189      115,438       44,887
   Consulting                                         236,762        1,677      299,401       79,058
   Depreciation and amortization                       61,234       74,944      218,521      232,040
   Legal and professional fees                         97,872       14,306      221,598       77,831
   Other operating expenses                            46,811        3,245       84,490       80,440
                                                   ----------   ----------   ----------   ----------
     Total Operating Expenses                         466,237      112,361      939,448      514,256
                                                   ----------   ----------   ----------   ----------
OPERATING LOSS                                       (444,192)    (104,151)    (882,280)    (423,659)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (LOSS)
   Interest expense                                  (108,643)     (48,331)    (233,762)    (152,128)
   Miscellaneous income                                   491        1,299        1,804        1,640
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Loss)                       (108,152)     (47,032)    (231,958)    (150,488)
                                                   ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES                             (552,344)    (151,183)  (1,114,238)    (574,147)

INCOME TAXES                                             -            -            -            -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (552,344) $  (151,183) $(1,114,238) $  (574,147)
                                                   ==========   ==========   ==========   ==========

NET LOSS PER SHARE                                 $    (0.02) $     (0.00)  $    (0.05) $     (0.03)
                                                   ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         23,135,128   19,535,231   21,425,998   19,535,231
                                                   ==========   ==========   ==========   ==========


See the accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        For the Periods Ended September 30, 2000 and December 31, 1999

                                                                      Common
                                     Common Stock          Stock       Stock       Accumulated
                                Shares          Amount    Options    Subscribed      Deficit         Total
                             ------------   ------------  --------  ------------   ------------   ------------

Balances as of December 31,
 1998                          19,535,231   $ 10,366,608  $   -     $   186,238   $(10,254,736)  $    298,110

Net Loss for the year ended
 December 31, 1999                   -              -         -            -          (879,853)      (879,853)
                             ------------   ------------  --------  -----------   ------------    -----------
Balances as of December 31,
 1999                          19,535,231     10,366,608      -         186,238    (11,134,589)      (581,743)

Issuance of shares for
 guarantee of line of
 credit at $.10 per share         500,000         50,000      -            -              -            50,000

Issuance of shares to
 contractors, directors and
 others for services
 at $0.25 per share             1,244,231        311,058      -            -              -           311,058

Issuance of shares for
 purchase of investment
 at $0.20 per share               600,000         60,000      -            -              -            60,000

Issuance of shares for
 purchase of rights to
 EPA labels at $0.10
 per share                        110,000         11,000      -            -              -            10,000

Issuance of shares for
 forbearance of notes
 payable at $0.25
 per share                        122,500         30,625      -            -              -            30,625

Issuance of shares to
 officers for exercise
 of options at $0.06
 per share                      1,517,667         91,049      -            -              -            91,049

Issuance of shares
 subscribed                       290,000        186,238      -        (186,238)          -              -

Issuance of shares for
 debt at $0.25 per share        2,585,302        646,326      -            -              -           646,326

Issuance of shares for
 loan incentive at $0.25
 per share                        100,000         25,000      -            -              -            25,000

Options granted to
 officers as bonus for
 new contract                        -              -       51,370         -              -            51,370

Net loss for the
 quarter ended September
 30, 2000                            -              -         -            -         (1,114,238)   (1,114,238)
                             ------------   ------------  --------  -----------    ------------   -----------
Balances as of September
 30, 2000 (unaudited)          26,604,931   $ 11,777,904  $ 51,370  $      -       $(12,248,827)  $  (419,553)
                             ============   ============  ========  ===========    ============   ===========

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                  For the Nine Months Ended
                                                        September 30,
                                                      2000         1999
                                                   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(1,114,238)  $ (574,147)
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                      218,521      232,040
   Issuance of common stock for services              311,058         -
   Issuance of stock options for services              51,370         -
   Issuance of common stock for finance charges
    and interest                                      224,071         -
   Prepaid finance charges paid by issuance of stock   50,000         -
   Stock issued for payment of accrued expenses       144,187         -
 Changes in assets and liabilities:
   Accounts receivable                                (19,960)     (20,676)
   Prepaid finance charges                            (44,945)        -
   Inventories                                         20,712      (91,564)
   Accounts payable                                   (10,223)     147,440
   Accounts payable-related parties                  (161,489)        -
   Interest payable                                    31,330      152,128
   Other accrued liabilities                           30,039      (18,498)
   Commitments and contingencies                         -          (2,000)
                                                     --------      -------
NET CASH FLOWS PROVIDED BY (USED BY)
   OPERATING ACTIVITIES                              (269,567)    (175,277)
                                                     --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                               (2,443)      (6,771)
   Registration of EPA label                             -          (9,059)
                                                     --------      -------
NET CASH FLOWS (USED) BY INVESTING ACTIVITIES          (2,443)     (15,830)
                                                     --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit                        97,000         -
   Net proceeds from notes payable                    187,911      189,800
                                                     --------      -------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       284,911      189,800
                                                     --------      -------
NET INCREASE (DECREASE)IN CASH                         12,901       (1,307)
CASH AT BEGINNING OF PERIOD                             2,160        2,088
                                                     --------      -------
CASH AT END OF PERIOD                                $ 15,061      $   781
                                                     ========      =======

See accompanying notes.

                         DIATECT INTERNATIONAL CORP.
                  (Formerly Applied Earth Technologies, Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)
                                                  For the Nine Months Ended
                                                        September 30,
                                                      2000         1999
                                                   ----------   ----------

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                    $   -            -
                                                     ========      =======
    Income taxes paid                                $   -            -
                                                     ========      =======
NON-CASH FINANCING ACTIVITIES:
    Issuance of common stock for finance charges     $ 50,000      $  -
    Issuance of common stock for services            $311,058      $  -
    Issuance of common stock for investment          $ 60,000      $  -
    Issuance of common stock for rights to
     EPA labels                                      $ 11,000      $  -
    Issuance of common stock for payment of
     accrued expenses                                $144,187      $  -
    Issuance of common stock for forbearance
     of notes payable, finance charges and interest  $244,070      $  -
    Issuance of stock options for services           $ 51,370      $  -
    Issuance of common stock for debt                $373,373      $  -
    Issuance of note payable for investment
     deposit                                         $110,000      $  -









See accompanying notes.

PAGE> 8
DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. in exchange for 400,000 shares of its common stock, royalties in the amount of $120,000 payable at the rate of $0.10 per pound of products produced through the plant as Results or Diatect products and a note payable in the amount of $110,000 bearing interest at 12% for inventory and equipment. The agreement is subject to ratification by the board of directors and has not been finalized as of the date of these financial statements. See Note 13.

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

Year End
--------
The Company has elected a December year end.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the period ended
September 30, 2000 and the year ended December 31, 1999 was $7,649 and $9,433, respectively.

Intangible Assets
-----------------
Intangible assets are amortized over the remaining useful life on a straight-line basis which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the periods ending September 30, 2000 and December 31, 1999 were $210,872 and $305,410, respectively.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Tax Liability
----------------------
At September 30, 2000, the Company had net operating loss carryforwards of approximately $12,248,827 that may be offset against future taxable income through 2013. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000, and December 31, 1999.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3   INVENTORIES

Inventories at September 30, 2000 and December 31, 1999 consist of the following:


                          September 30, 2000    December 31, 1999
                          ------------------    -----------------

   Raw Materials          $      99,667          $         52,978
   Finished Goods                60,904                   128,305
                          -------------            --------------
     Total                $     160,571          $        181,283
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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 5   NOTES PAYABLE

Short-term notes payable consist of the following at September 30, 2000 and December 31, 1999:
                                                  September 30,   December 31,
Creditor and Conditions                               2000          1999
-----------------------                            ---------    ------------

Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.     $      -      $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999.                                        10,000          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500
                                                  ----------   -------------
 Subtotal (carried forward)                       $   17,500   $     183,029
                                                  ----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 7   NOTES PAYABLE Continued

Short-term notes payable consist of the following at September 30, 2000 and December 31, 1999:
                                                September 30,   December 31,
Creditor and Conditions                              2000           1999
-----------------------                          -----------   -------------

Subtotal (brought forward)                       $    17,500   $     183,029

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand (See Note 8).                          386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                     -              5,000

J. D. Hutton, unsecured, interest at 10%, Dated
March 10, 1996, due on October 10, 1999,.
                                                      22,500          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999,
delinquent                                              -             16,500

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.               19,200          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       251,000         250,000
                                                 -----------   -------------
Subtotal (carried forward)                       $   802,020   $     988,049
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999


NOTE 7   NOTES PAYABLE (Continued)
                                                September 30,   December 31,
Creditor and Conditions                             2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $   802,020   $     988,049

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20,
1997, delinquent.                                     31,750          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, delinquent.                                      6,500           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                   50,000          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                         25,000          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.            -             35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.           -             65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
August 20, 1998, due on December 20, 1998,
delinquent.                                          100,000         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
November 18, 1999, due on November 18, 1999.            -              5,500

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.                -             36,000

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
September 16, 1999, due on May 16, 2000.                -              3,500
                                                 -----------   -------------
Subtotal (carried forward)                       $ 1,040,270   $   1,371,299
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)

                                                September 30,    December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                       $ 1,040,270   $   1,371,299

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000.        -             50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 15%,
dated October 1, 1999, due on December
31,1999, delinquent.                                   6,500           6,500

Jack S. Stites, (a shareholder of the
Company), unsecured, interest at 15%,
dated September 1, 1999, due on
December 31, 1999, delinquent.                         8,800           8,800

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
January 11, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 10%,
dated January 4, 1999, due on May 4, 2000,
delinquent.                                            2,500            -

Johnny and Jack Stites (a shareholder of the
Company) unsecured, interest at 10%, dated
February 25, 2000, due on May 1, 2000,
delinquent.                                           20,000            -

Toxicon Corporation, unsecured, interest at
15%, dated June 19, 1999, due on December 31, 1999.     -             21,260

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000.                                    72,957            -

Futura Title Corporation dba Alliance Title
& Escrow,Former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000,18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed)due September
1994.  Delinquent. (See Note 8).                     209,444         209,444
                                                 -----------     -----------
Subtotal (carried forward)                       $ 1,460,471     $ 1,767,303

DIATECT INTERNATIONAL CORP.
(Formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999
NOTE 7   NOTES PAYABLE (Continued)
                                               September 30,    December, 31
Creditor and Conditions (Continued)                 2000            1999
-----------------------                          -----------   -------------
Subtotal (Brought forward)                        $1,460,471    $  1,767,303

Robert L. Drake and Sandra K. Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                 110,000            -

K&R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on August
22, 2001.                                             50,000            -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                    10,000            -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                   10,000            -
                                                 -----------    ------------
Totals                                            $1,640,471      $1,767,303
                                                 ===========    ============

NOTE 6 - LINE OF CREDIT
At September 30, 2000, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

NOTE 7   INCOME TAXES

At September 30, 2000, the Company had net operating loss carryforwards of approximately $12,200,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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


Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and September 30, 2000.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at September 30, 2000 and December 31, 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At September 30, 2000 and December 31, 1999, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at September 30, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $208,839 and $185,644, respectively. (See
Note 7).

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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 8   LITIGATION (Continued)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at September 30, 2000, total approximately $52,000, and are included in the Company's accounts payable.

Former Officers
---------------
In September 2000, the Company received notice from three former officers that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

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

NOTE 9 - COMMON STOCK
In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the nine months ended September 30, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 122,500 shares of its common stock valued at $30,625 for forbearance on notes payable; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; 400,000 shares of its common stock valued at $40,000 for partial purchase of National Diatect, Inc.; and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels at $0.10 per share. The Company also issued 1,244,231 shares of its common stock valued at $311,058 for services, and 2,585,302 shares of its common stock valued at $646,326 for debt at $0.25 per share. The stock was issued at its market value on the transaction date.
Two officers also exercised options to purchase 1,517,667 shares of the Company's common stock valued at $91,049 at $0.06 per share for partial payment of accrued consulting and legal fees.

During the year ended December 31, 1999, the Company had no stock issuances.

NOTE 10   COMMON STOCK SUBSCRIBED

As of December 31, 1999, the following individuals agreed to convert outstanding debt, accrued wages and marketing expenses into common stock, although at the dates of this financial statement report, these shares were yet unissued:

          Debt Reduction
          --------------
          Ross S. Wolfley                         $    22,500
          G. Reeve                                    163,738
                                                  -----------
          Total                                   $   186,238
                                                  ===========
During August 2000, the Company agreed to issue 200,000 shares of its common stock to G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley in full settlement of stock subscribed.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 11   STOCK OPTIONS
The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan. Following is a summary of the status of these performance-based options during the nine months ended September 30, 2000 and the year December 31, 1999:

                                                            Weighted Average
                                   Number of Shares          Price per Share
                                   ----------------          ---------------
  Outstanding at December 31,1998        494,634                 $0.06

  Granted                                400,002                 $0.06


Expired                                     -                      -
                                      ---------                 -----
  Outstanding at December 31, 1999       894,636                 $0.06

  Granted                              1,122,335                 $0.06

  Exercised                           (1,517,667)                $0.06

  Expired or forfeited                      -                      -
                                       ---------                 -----
  Outstanding at June 30, 1999           499,304                 $0.06
                                       =========                 =====

                                   Weighted Average
  Exercise Date                    Number of Shares          Price per Share
  -------------                    ----------------          ---------------

  On or before October 25, 2000            13,738                $0.06
  On or before April 25, 2003             152,233                $0.06
  April 25, 2001 through April 25, 2003   166,666                $0.06
  April 25, 2002 through April 25, 2003   166,667                $0.06

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk free interest rate of 6 percent. The weighted average fair value at date of grant for options granted to employees in the period ended September 30, 2000 was $0.05 per option. Compensation cost charged to operations was $51,370 during the period ended September 30, 2000.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

NOTE 13   COMMITMENTS AND CONTINGENCIES
The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 8.) These amounts are included in commitments and contingencies as of September 30, 2000 and December 31, 1999 as follows:

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

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. which calls for royalties in the amount of $120,000 payable at the rate of $0.10 per pound of products produced through the plant as Results or Diatect products. The agreement is subject to ratification by the board of directors and has not been finalized as of the date of these financial statements. See Note 1.

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

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

NOTE 14   RELATED PARTY TRANSACTIONS

Applied Earth Technologies, Inc. has notes payable to sixteen shareholders (including two officers) totaling $981,027 and $1,235,799 as of September 30, 2000 and December 31, 1999, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $42,640 and $60,060 for the periods ended September 30, 2000 and December 31, 1999 respectively, of which $71,376 and $146,923 are included in accounts payable-related party at September 30, 2000 and December 31, 1999, respectively.

The Company's president performs consulting services for the Company. Consulting services by this officer totaled $20,560 and $73,772 for the periods ending September 30, 2000 and December 31, 1999, respectively. Included in accounts payable-related party is $85,942 at December 31, 1999.

NOTE 15   GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,114,238 for the nine months ended September 30, 2000 and has an accumulated deficit of $12,248,827 at September 30, 2000. The Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.


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

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:

                          Nine Months Ended September 30, 2000
                    ------------------------------------------------------
                    Kansas        Idaho      Eliminations     Consolidated
                    ---------   ----------   ------------    -------------
External revenue    $103,192    $   65,665   $    (62,284)  $      106,573
                    =========   ==========   ============   ==============
Operating income
    (loss)          $  (3,363)  $ (816,608)  $    (62,284)  $     (882,255)
                    =========   ==========   ============
Corporate expenses                                                (231,983)
  Total operating                                           --------------
  income (loss)                                             $   (1,114,238)
                                                            ==============
Depreciation and
Amortization        $     408   $  218,113   $       -      $      218,521
                    =========   ==========   ============   ==============
Interest expense
and finance
charges             $   1,209   $ 232,553   $       -      $      233,762
                    =========   ==========   ============   ==============
Identifiable
assets              $ 310,215   $2,410,499   $   (133,103)  $    2,587,611
                    =========   ==========   ============
General corporate
assets                                                                -
                                                            --------------
   Total assets                                             $    2,587,611
                                                            ==============

DIATECT INTERNATIONAL CORP.
(formerly Applied Earth Technologies, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and December 31, 1999

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                            Nine Months ended September 30, 1999
                    ----------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 182,038  $    -      $       -       $     182,038
                    =========   ========   ============    =============
Operating income
    (loss)          $(241,377) $(181,962)  $       -       $    (423,339)
                    =========  =========   ============
Corporate expenses                                              (150,808)
  Total operating                                           ------------
  income (loss)                                            $    (574,147)
                                                           =============
Depreciation and
Amortization        $     130  $ 231,910   $        -      $     232,040
                    =========  =========   =============   =============
Interest expense
and finance
charges             $    -     $  152,128   $       -       $    152,128
                    =========  ==========   ============   =============
Identifiable
assets              $ 561,038  $2,642,213   $   (544,732)   $  2,658,519
                    =========  ==========   ============
General corporate
assets                                                              -
                                                           -------------
   Total assets                                            $   2,658,519
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

Note 18 - SUBSEQUENT EVENTS
---------------------------
In November 2000, subsequent to the date of the financial statements and prior to their issuance, the Company issued 1,303,422 shares of its common stock in full payment of notes payable and accrued interest totaling $239,950 and $83,133 respectively. The Company also issued 250,000 shares of its common stock valued at $62,500 as consideration for extension on the line of credit, and 105,360 shares of its common stock to an officer for payment of accrued legal fees in the amount of $26,340.

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

Year 2000 Disclosure
--------------------
To date, the Company has not experienced any year 2000 problems.

Results of Operations
---------------------
Three and Nine Month Periods ended September 30, 2000 compared to September 30, 1999
-------------------------------------------------------------------------
During the three and nine month periods ended September 30, 2000, the Company had total revenues of $31,646 and $106,573, respectively, with costs of sales of $9,601 and $49,405, or approximately 30% and 46% of revenues. During the three and nine month periods ended September 30, 1999 the Company had total revenues of $16,591 and $182,038, respectively, with costs of sales of $8,381 and $91,441, respectively, or approximately 51% and 50% of revenues. The substantial decrease in revenues for the nine month period ended September 30, 2000 compared to same period in the preceding year is due to the fact that one of the Company's principal distributors ceased operations during the first quarter of 2000. In July 2000, the Company found alternative distribution channels to replace the lost distributor, and anticipates that revenues will increase.

Corporate Expense. For the three and nine months ended September 30, 2000 total operating expenses were $466,237 and $939,448, respectively, consisting of salaries, wages and benefits of $23,558 and $115,438, consulting expenses of $236,762 and $299,401, depreciation and amortization expenses of $61,234 and $218,521, legal and professional fees of $97,872 and $221,598, and other expenses of $46,811 and $84,490, resulting in a loss from operations of $444,192 and $882,280, respectively. For the three and nine months ended September 30, 1999 total operating expenses were $112,361 and $514,256, respectively, consisting of salaries, wages and benefits of $18,189 and $44,887, consulting expenses of $1,677 and $79,058, depreciation and amortization expenses of $74,944 and $232,040, legal and professional fees of $14,306 and $77,831, and other expenses of $3,245 and $84,490, resulting in a loss from operations of $104,151 and $423,659, respectively. The substantial increase in operating expenses is due to large increases in salaries, consulting expenses and legal and professional fees associated with the Company's efforts to bring its SEC reporting obligations current.

Other Income and Expense. Other expense for the three and nine months ended September 30, 2000 was $108,152 and $231,958, consisting primarily of increased interest expense on loans and notes payable. Other expense for the three and nine months ended September 30, 1999 was $47,032 and $150,488.

The Company had net loss of $552,344 and $1,114,238 for the three and nine months ended September 30, 2000, and basic loss per share for the periods was $0.02 and $0.05, respectively. For the three and nine months ended September 30, 1999, the Company had a net loss of $151,183 and $574,147, respectively, and basic loss per share was $0.00 and $0.03.

Liquidity and Capital Resources
-------------------------------
At September 30, 2000, the Company had current assets of $249,587, consisting of cash of $15,061, accounts receivable of $29,010, prepaid finance charges relating to a line of credit of $44,945, and inventories of $160,571, and current liabilities of $2,814,889 for a working capital deficit of $2,565,302. At September 30, 2000, the Company had property, plant and equipment assets totaling $49,575, net of depreciation, and other assets of $2,115,449, consisting of the Company's investment in EPA labels, net of amortization, goodwill associated therewith, and deposits of $150,000.

Cash used in operations for the period ended September 30, 2000 was $269,567 compared to $175,277 for the same period ended September 30, 1999. In 2000 and 1999, the Company's operations have been funded primarily by accounts receivable and loans. Cash used in operations for the period ended September 30, 2000 included the issuance of common stock for services in the amount of $311,058, the compensation expense for the issuance of bonus stock options to two officers for services, the issuance of stock for payment of accrued expenses in the amount of $144,187, the issuance of stock for payment of finance charges and interest in the amount of $224,071, and the issuance of common stock for prepaid finance charges in the amount of $50,000 in order to obtain a line of credit.

Cash flows used by investing activities by the Company during the period ended September 30, 2000, was $2,442. Cash flows from financing activities during the period ended September 30, 2000 was $284,911, which includes $187,911 in notes payable and $97,000 obtained through the line of credit above-referenced.

At September 30, 2000, the Company may seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any fund raising efforts will be successful. The Company believes that it will increase revenues from operations as it continues to move from the development stage of its products to a full marketing and sales program. With the Company's products in the marketplace, the Company anticipates revenues to offset ongoing expenses. The Company is uncertain, however, as to whether there will be sufficient revenue to cover past obligations.

In November 2000, subsequent to the date of the financial statements and prior to their issuance, the Company issued 1,303,422 shares of its common stock in full payment of notes payable and accrued interest totaling $239,950 and $83,133 respectively. The Company also issued 250,000 shares of its common stock valued at $62,500 as consideration for extension on the line of credit, and 105,360 shares of its common stock to an officer for payment of accrued legal fees in the amount of $26,340.

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

     Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

An action commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs. The action was not contested and in November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies.

     Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. Since the judgment must be renewed within the next twelve months, the Company anticipates some activity in this matter in the near future.

     L. Craig Hunt

L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid and is included in commitments and contingencies. To date, plaintiffs have made no attempt to collect on this judgment.

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

     Mike Glazer

A consultant allegedly rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc. are fully encumbered. The amount of $17,230 is included in commitments and contingencies.

     Danny Wirken

The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at September 30, 2000 and December 31, 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $208,839 and $185,644, respectively.

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

    Former Officers

In September 2000, the Company received notice from three former officers that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

     Creditors' Judgments

During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at September 30, 2000, total approximately $52,000, and are included in the Company's accounts payable.

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

                      ITEM 2.  CHANGES IN SECURITIES

In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the nine months ended September 30, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 122,500 shares of its common stock valued at $30,625 for forbearance on notes payable; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; 400,000 shares of its common stock valued at $40,000 for partial purchase of National Diatect, Inc.; and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels at $0.10 per share. The Company also issued 1,244,231 shares of its common stock valued at $311,058 for services, and 2,585,302 shares of its common stock valued at $646,326 for debt at $0.25 per share. The stock was issued at its market value on the transaction date.
Two officers also exercised options to purchase 1,517,667 shares of the Company's common stock valued at $91,049 at $0.06 per share for partial payment of accrued consulting and legal fees. In addition, the Company issued 1,000,000 options exercisable at $0.06 per share to two officers as bonus compensation for signing new contracts to provide services to the Company. See
Item 5, OTHER INFORMATION. The securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.


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

     DIATECT INTERNATIONAL CORPORATION

Date: November 28, 2000

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary