Form 10KSB
period 2000-12-31
DIATECT INTERNATIONAL CORP
filed 2001-04-03
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                      Commission File number:  0-10147

                     DIATECT INTERNATIONAL CORPORATION
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

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year:  $161,364

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. At March 28, 2001, the aggregate market value of the voting stock held by nonaffiliates was $2,653,112 The average of the bid and asked price of such stock on March 28, 2001, was $0.11 per share.

     At March 29, 2001, the registrant had 34,716,073 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

                                  PART I
                             ITEM 1.  BUSINESS
General
-------
We are Diatect International Corporation and were incorporated in California in May 19, 1979. We produce a variety of insecticides which utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas widely used conventional chemical synthesized insecticides are composed of highly dangerous, toxic chemicals that seep into the water table and are washed into rivers and lakes, contaminating water and soil for decades, our products are composed of diatomaceous earth ("DE") and Pyrethrin that degrade after application leaving the environment unharmed. DE and Pyrethrin have been used separately for years as adequate alternatives to hazardous chemical insecticides. By putting these two natural insecticides together in our products, we have created a powerful synergy that leads to more effective insect control than either DE or Pyrethrin can provide individually.

We have obtained EPA registrations and labels necessary for the production and marketing of five insecticides. The approval by the EPA of our labels is significant since EPA approval can be a lengthy and expensive process. Due to the long time it took to obtain EPA approval for our labels, we did not actually begin commercial marketing of our products until late 1993.


Industry
--------
According to information published in the U.S. Department of Agriculture "Agriculture Statistics (1993)" and the U.S. Department of Commerce Statistical Abstract (119th ed.), over the previous ten years the worldwide market for pesticides grew by 30% as the total amount of acreage planted continued to increase in the United States and the world. Pesticide consumption in dollar terms is expected to grow 4.4% per year through 2003, compared with 3% during 1983-93. Agriculture is the largest end-user sector for insecticides, followed by commercial, industrial, home, garden and government applications. The United States spent approximately $3.3 billion in 1980 for agricultural pesticides and estimated $320 billion in 2000, representing an growing increase over a 17-year period.

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

Over the past several years, chemical companies have voluntarily dropped the registration of approximately 28 active ingredients and 5,000 pesticide products that were in use at the time of cancellation. Additionally, since insecticides were first used in the 1940's, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products. Insecticide resistance has cost an estimated $1.4 billion a year in crop losses in the United States alone.

Products
--------
We recognize the future demands for environmentally acceptable insecticide products in all agriculture-related industries worldwide. Our business plan calls for formulations which are natural in composition; components which, as stand-alone insecticides, are efficient, non-toxic, user and environmentally friendly, yet cost-effective.

The active ingredients used in our products are diatomaceous earth ("DE"), pyrethrin and piperonyl butoxide. DE is a naturally occurring mineral deposit resulting from microscopic single-celled plants called diatoms which took the minerals from the water and created protective shells for themselves. As they died and their shells drifted to the bottom of the sea beds, vast deposits were created. One of the numerous uses for DE is as a natural insecticide, since it causes severe mechanical cutting damage to insects akin to the damage of broken glass swallowed by humans.

DE is mined from the earth and ground into usable particles. There are many varieties of diatoms, and the preponderance of the type in any given deposit gives that deposit certain characteristics. In the case of nontoxic insecticides, certain qualities make it possible to kill insects without harming animals, plants or humans. These rare deposits furnish a material that has two very important characteristics (1) when fractured, the particle edges are very sharp and (2) each tiny particle has the ability to absorb liquid. In addition to cutting the covering of an insect's shell to cause dehydration, DE also absorbs the insect's covering and bodily fluids further causing dehydration and eventual death. Moreover, DE causes extensive trauma to insects, both internally and externally. In order to be effective as an insecticide, DE must be free of significant impurities. Additionally, DE is generally slow to reduce insect populations and thus has limited effectiveness, especially against fast-breeding insects. For this reason, our products combine DE with pyrethrin.

Pyrethrins are oily liquid esters extracted from the pyrethrum flower, the "African Daisy." The extract is a "botanical insecticide" and acts on insects with phenomenal speed, causing paralysis. Research has determined that Pyrethrin is virtually harmless to mammals. Pyrethrin affects both the peripheral and central nervous system of the insect. Initially, it stimulates nerve cells to produce repetitive discharges, quickly leading to paralysis.

Piperonyl Butoxide ("PBO"), the third ingredient in our insecticides, is an extract originally discovered in a variety of sassafras, which has since been synthesized and made available in quantities greater than possible from plants. While early studies suggested that PBO is itself a natural insecticide, it is its use as a synergist that is particularly exciting. A synergist is not generally considered toxic or insecticidal, but is a material used to enhance the activity of the insecticides. PBO is the synergist used in our products. Basically, PBO binds oxidative enzymes and prevents them from degrading the pyrethrin. Combined with small amounts of pyrethrin, it affords a rapid knockdown, a greater mortality, and a longer
residual action than pyrethrin by itself.   PBO has been found to be safe and
free of any normal hazards of toxicity. It is well tolerated in large quantities by warm-blooded animals. Because PBO is substantially less expensive than pyrethrin, its use allows us to offer more competitively priced products.

We combine DE, pyrethrin and PBO by using surfactants to ensure a good mix and greatly increase effectiveness and persistence. The combination of these active ingredients results in a compound much more effective than each ingredient individually. When using the ingredients together, DE breaks down the chitin, allowing the pyrethrin to act on an insect's nerve cells directly. The pyrethrin does not evaporate as quickly and is released for hours rather than minutes. PBO increase's the effectiveness of the pyrethrin by as much as ten times.

Our products consist of five fully registered EPA Labels:

1. Diatect D-20 Insecticide, EPA Registration No. 42850-1, Indoor Insecticide. Controls roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects. For use under sinks, behind furniture, in air vents, under tile, stairwells, and basements.

2. Diatect Multi-Purpose Insecticide, EPA Registration No. 42850-2. Distributed in the agriculture market, the largest end-user market for insecticides; commercial; industrial; and government markets as "Diatect Multi-Purpose Insecticide." This insecticide is approved by the EPA for use in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc., under the least hazardous classification and is effective on a wide variety of insects. This insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

3. Diatect Pet Powder, EPA Registration No. 42850-3. Marketed on a retail basis under the trade name "Results."

4. Diatect II Multi-Purpose Insecticide, EPA Registration No. 42850-4. The Diatect II product is formulated using a larger measure of pyrethrin (.2%) which provides a quicker, more positive knockdown. Designed and approved for use in the same applications as the No. 42850-2 formulation (which contains
 .1% pyrethrin), the user receives a significantly better return on their insecticide dollar using Diatect II because of its added knockdown strength. This insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

The above product is distributed in the retail market for use in the home and garden markets under the trade name "Results" under the following retail labels:

 - Results Fire Ant Insecticide. Applying the insecticide directly to fire ant mounds provides quick, effective control in eliminating these aggressive, dangerous pests. Each year 65,000 Americans seek hospital treatment for venomous fire ant stings and two of those people die. Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior.

 - Results Ant and Insect. Controls ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

 - Results Tomato and Garden. Protects garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

 - Results Rose and Floral. Protects azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, and many other plants. Destroys insects such as mealybugs, fruit flies, white flies, and caterpillars that ruin the beauty of garden flowers and plants.

5. Diatect V Insecticide, EPA Registration No. 42850-5. The Diatect V product was designed and formulated to meet the needs of the organic food industry which requires insecticides with no synthetic ingredients. Using a powerful bug-killing measure of pyrethrin (.5%) blended with DE, one of Nature's best known insecticides, Diatect V becomes the product of choice for those users requiring an organic certification.

We believe the Diatect and Results products are far more effective than major competitive synthetic chemical products.

Regulatory Approval
-------------------
In general all insecticides, purchased in stores today must, have EPA-approved labels that disclose various required information about the product. These insecticide labels provide an extensive amount of information and indicate that the insecticide has been tested, evaluated, and regulated by the EPA. In fact, no insecticides can be legally registered, much less sold, without going through these procedures.

Toxicity
--------
Toxicity is the quality, state or degree of being poisonous. All too often people think of toxicity as poisoning that is caused by ingesting a small amount of some substance. However, almost any chemical is potentially toxic given enough of it and the right circumstances. In fact, every homeowner has cabinets in their bathroom, kitchen, or garage that contain bottles of substances which, if ingested, inhaled, or spread on the skin, may cause harm. Even something as seemingly innocuous as table salt is toxic, if sufficiently large quantities are ingested.

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



Oral toxicity testing on our Products resulted in an LD50 of more than 5,000 mg/kg. The oral toxicity for the product is less than that for table salt or aspirin. (Because the product was mildly irritating to the eyes of New Zealand rabbits, the product does carry the Level III Signal Word "Caution" with the appropriate wording. However, it is of importance to note that this wording is because of the irritation to the eyes of the rabbits, not the oral or dermal toxicity of the product.)

As previously stated, all new insecticides must be "registered" with the EPA, which specifies the conditions of their use as part of its mandate under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). An insecticide user or manufacturer who fails to comply with FIFRA restrictions risks enforcement actions from both the EPA and state authorities, including, but not limited to, suspended product sales and fines. Our products comply with FIFRA restrictions and are registered with the EPA.

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

Although the EPA has banned many unsafe pesticides in recent years, we believe the impact of Congress' action has been significant. As stated above, chemical companies have voluntarily dropped registration of 68 active ingredients and 12,000 pesticide products that were in use at the time of cancellation over the past 2 years. The cost of developing a new chemical for registration has also risen enormously in recent years, partially because of expensive tests required to show that the chemical poses low environmental and human health risks. The typical pesticide is put through more than 6000 tests and approval can take more than eight to ten years. Once approved, labeling instructions must be followed for proper use, handling, storage and disposal. The effect of these tighter restrictions and the removal of these active ingredients is to open the door for our products.

Competition in the Insecticide Industry
-----------
The principal players in the U.S. plant care industry, particularly the insecticide industry, are major companies such as Dow, duPont, Monsanto, Shell Oil and Chevron. Those companies all have more extensive resources than we do and have established product recognition and loyalty. We believe, however, that by focusing on the non-synthetic insecticides, we are able to acquire market niches which have not been a focus of the larger, better established companies. We believe we have an advantage in the products and market niche we have identified in that we have already obtained EPA approval of our products and labels. The EPA approval is important due to the time and cost associated with receiving such approval which can take years and be extremely costly.

Management Changes
------------------
In February 2000 David J Black resigned from the Board of Directors. In April 2000 Larry D. Anderson and Robert Corrigan were elected to the Board of Directors. In November 2000 Michael McQuade, Larry D. Anderson and Robert Corrigan resigned from the board of Directors. In December 2000, Lamar N. Jensen, Sherman B. Jensen, Douglas K. Goff and Jeff Bates were elected to the Board as Directors.

Currently, our Board of Directors is made up of:
George H. Henderson, Chairman & Director
John L. Runft, Secretary & Director (Corporate Counsel)
Robert B. Crouch, Director
Jay W. Downs, Director
M. Stewart Hyndman, Director
Lamar N. Jensen, Director
Sherman B. Jensen, Director
Jeff R. Bates, Director
Douglas K. Goff, Director

Offices, Employees and Subsidiaries
-----------------------------------
The Company's executive offices are located at 1134 North Orchard, Suite 206, Boise, Idaho 83706. Our officers are:
George H. Henderson, CEO & President, Boise, ID.
Jean Montgomery, Office Manager, Smith Center, KS.
Rydal Tuxhorn, Plant Manager, Lebanon, KS.

We have the following operating subsidiaries:
Diatect International, Inc., a Kansas corporation, is a wholly-owned subsidiary through which our production operations are conducted. Its administrative offices are located at Highway 36 East, Smith Center, Kansas. The plant facility is located at 108 East Schoolhouse Road in Lebanon, Kansas.


Magic International, Inc., a wholly-owned subsidiary, was acquired by us for the purposes of conducting our marketing operations. Its executive offices are located at 1134 North Orchard, Suite 206, Boise, Idaho 83706. As of this filing, Magic International, Inc. has no employees.

                            ITEM 2.  PROPERTIES

Diatect International Corporation, 1134 North Orchard, Suite 206 Boise, Idaho. Executive Offices - 1,800 sq. ft. - Lease. The lease on this property is for 3 years at a monthly rate of $820 in year 1, $838 in year 2, and $857 in year 3.

Diatect International, Inc., East Hwy 36, Smith Center, Kansas. Production Offices - 750 sq. ft. - Month to month rent. Monthly rent of $200.

Lebanon Production Plant, 108 E. Schoolhouse Rd., Lebanon, Kansas. 25,000 sq. ft. - Brick. We own this facility outright. See Note 4 to the financial statements.



                      ITEM 3.  LEGAL PROCEEDINGS

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against us on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 1998 and 1999. Since mid-1996, there has been no communication with Ogilvy or its attorneys, nor has Ogilvy made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against us for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Mr. Hunt received a judgment against us on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 1999 and 1998, $61,543 and $55,543 are included respectively in commitments and contingencies in these financial statements. To date, Mr. Hunt has made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. ("Mid America") brought action on July 23, 1997 against us for failure to pay loans on two promissory notes totaling $35,000. Mid America was awarded a judgment against us on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, we have paid a total of $4,000, but we are currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in the financial statements attached to this report.

Mike Glazer
-----------
A consultant allegedly rendered services to one of our subsidiaries during 1996 in the amount of $17,230 and has brought an action to recover that amount. We have chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of our subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in the financial statements attached to this report.

Danny Wirken
------------
We are considering litigation against Danny Wirkin, (one of the brokers involved in the selling of our stock (which gave rise to the previously reported litigation with Gruntal & Co.), with the objective of obtaining a judgment for damages and foreclosing on our obligation under our note to Mr. Wirkin. This note is reflected at December 31, 2000 and 1999 in the principal amount of $386,581 with accrued interest included in interest payable for the amounts of $216,570 and $185,644, respectively. See Note 7 to the financial statements attached to this report.

Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by our former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and 2000.

George Brinks
-------------
George Brinks filed suit against us in the year 2000 to collect on a promissory note in the amount of $ 37,500. We have chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of our subsidiary, Diatect International, Inc. are fully encumbered. The amount of $37,500 is included in commitments and contingencies in the financial statements attached to this report.

Creditors' Judgments
--------------------
During 1994 and 1995, we were sued by a number of creditors, which actions we allowed to go to judgment. These actions and the consequential judgments arose as a direct result of our inability to fund our operations and make payments to our creditors. The collection judgments, which are substantially unpaid at December 31, 2000, total approximately $52,000, and are included in our accounts payable and other obligations.

Environmental Protection Agency
-------------------------------
During October 2000, we joined other plaintiffs represented by a public interest law firm in filing action against the Environmental Protection Agency
(EPA). The action seeks relief from EPA's practice of using certain guidelines as a basis for hazard classification and risk assessments pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. Plaintiffs claim that the EPA must use final guidelines promulgated for such reviews. The outcome of the case is uncertain as of the date of these financial statements.

We are not aware of any other threatened litigation against us or our subsidiaries. On the other hand, there remains a tangible possibility of litigation against us and/or our subsidiaries being brought by our creditors, particularly those, which are holding delinquent accounts. We are working with these creditors and, at this time, all creditors who have not already filed litigation appear to be forbearing and accepting the measures taken by us in addressing the indebtedness.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                 PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At March 28, 2001, our common stock was quoted under the symbol "DTCT" and had a high of $0.12 and a low of $0.08. All bid prices below have been rounded to the nearest whole cent.

                                                         Bid Prices
                                                       ---------------
     Fiscal Year Ended December 31, 2000
     -----------------------------------
     First Quarter                                    $ 0.10    $ 0.04
     Second Quarter                                   $ 0.13    $ 0.06
     Third Quarter                                    $ 0.24    $ 0.08
     Fourth Quarter                                   $ 0.18    $ 0.08

     Fiscal Year Ended December 31, 1999
     -----------------------------------
     First Quarter                                    $ 0.15    $ 0.07
     Second Quarter                                   $ 0.15    $ 0.10
     Third Quarter                                    $ 0.12    $ 0.08
     Fourth Quarter                                   $ 0.10    $ 0.06

     Fiscal Year Ended December 31, 1998
     -----------------------------------
     First Quarter                                    $ 0.08    $ 0.07
     Second Quarter                                   $ 0.31    $ 0.08
     Third Quarter                                    $ 0.18    $ 0.06
     Fourth Quarter                                   $ 0.10    $ 0.05

We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition, and other relevant factors.

At March 28, 2001, we had approximately 1,080 shareholders of record based on information provided by our transfer agent.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
Our founders envisioned establishing a business venture built upon the creation, development, production and marketing of a quality line of natural, environmentally-friendly insecticide products. From those early times, work was undertaken to research the markets, to acquire the formulations and obtain related EPA labels covering those products, then set about to form a company based upon those concepts. A great deal of time and effort was expended endeavoring to raise the funding to acquire the physical assets between the years 1991-1995. We acquired most of the physical assets required to operate but the limited markets, legal battles and the continued lack of financial resources placed us under adverse operating conditions. In early 1997, the Board of Directors set forth a new business plan and made a number of changes in the management team. That new business plan called for several substantial actions to be initiated:

     -Focusing efforts and resources on the primary business of designing, developing, producing and marketing state-of-the-art environmentally-friendly insecticide products;

     -Divesting/spinning off of unrelated business ventures;

     -Creating and registering new products aimed at filling the needs of the ever broadening and growing agriculture industry;

     -Upgrading the insecticide plant facilities (capacity: 50,000 lbs. of product per day) and laboratory to be able to produce larger volumes of product per day;

     -Reducing corporate indebtedness and liabilities;

     -Streamlining operations and reducing operating costs;

     -Re-establishing our credibility in the business community and financial markets;

     -Resolving outstanding litigation;

     -Forming up and maintaining a solid, knowledgeable management team;

     -Continuing to develop market strategies for our various products.

Results of Operations
---------------------
Year ended December 31, 2000 compared to year ended December 31, 1999
---------------------------------------------------------------------
Revenues. We had revenues of $161,364 and cost of sales of $91,938 with a gross profit of $69,426 for the period ending December 31, 2000, compared with revenues of $207,912 and cost of sales of $110,385 with a gross profit of $97,527 for the period ending December 31, 1999. The decrease in revenues was directly attributable to decreased sales. Our decrease in sales in fiscal 2000 from 1999 was a result of the lack of financial resources to mount and pursue an aggressive marketing program. The small increase in cost of sales as a percent of revenues, from 53.1% in 1999 to 56.9% in 2000 was attributable to relative increases in the costs of labor and marketing.

Operating Expenses. For the year ended December 31, 2000, we had total operating expenses of $1,138,196, compared to $671,835 for the same period ending December 31, 1999. The significant increase in operating expenses is attributable to a increases in executive compensation of $115,120, consulting fees of $203,243, and legal and professional fees of $161,776. The increase in executive compensation, consulting, and legal and professional fees is a result of our entering into an employment agreement with our President and his related signing bonus, option grants to key executives and legal counsel, as well as the increased cost of regulatory compliance during the period. (See the Executive Compensation section in this report). Management expects operating expenses for the next twelve months to be significantly greater because of increased corporate activity and the cost of the marketing program.

Other Income and Expense. Other expense for the year ended December 31, 2000 totaled $321,697, consisting primarily of interest expense of $234,284, loan incentive and guarantee fees of $80,625, and litigation settlement expense of $8,750. Other expense for the year ended December 31, 1999 totaled $305,545, consisting primarily of interest expense of $210,962 and litigation settlement expense of $96,711.

We experienced a net loss of $1,390,467 for the year ended December 31, 2000 and a net loss of $879,853 for the year ended December 31, 1999. The basic loss per share for the year ended December 31, 2000 was $0.06, based on the weighted average number of shares outstanding of 22,950,545 shares, compared to $0.05 based on weighted average number of shares outstanding of 19,535,231 at December 31, 1999.

Lack of working capital and equity funding continued to severely hamper our ability rapidly implement our business plan, however, we believe that we still made significant progress during the fiscal year ended December 31, 2000.

     -One new registered EPA label was created and approved (Diatect V insecticide), providing us with larger potentially profitable Organic markets.

     -We spun off or divested ourselves of all unrelated businesses, to let us focus on our core insecticide business.

     -Our more modern updated plant and lab facility has the capability of producing 20,000 pounds of quality insecticide products during each 24-hour period.

     -We believe we are on a solid operational footing with streamlined and effective production procedures in place, which we hope will result in well controlled operating costs.

     -Our Product inventories are maintained for immediate shipment.

     -While work has been done in an effort to launch an effective marketing campaign, only modest success has been achieved at this point in time. A radical change in marketing strategy has been prepared and will be implemented when funding becomes available.

The strategy which is being implemented is to expand into every aspect of the marketplace worldwide through the establishment of a network of dealers. Through this system, every consuming entity will be identified, contacted, and introduced to the benefits of the Results and our other insecticide products.

Currently, we have agreements with non-exclusive dealers. Our ultimate objective is to eliminate the role of the exclusive distributors, removing one additional price break consideration, enhancing our overall profitability.

In the immediate foreseeable future, we intend to implement a plan which will see all of our marketing/sales activities being handled by one of our wholly-owned subsidiaries. Through this new strategy, additional local dealers will be identified and signed on in each of the identified non-exclusive market areas, ensuring that our products are represented worldwide through a solid distribution network.

We believe our future success will be dictated by our ability to run a cost-effective and environmentally-friendly company. Our industry is rapidly developing new chemical compounds, many of them bio-engineered from natural raw materials. Manufacturers are racing to keep pace with advancements and older generation insecticide labels have begun to decline in sales. We believe our future will be strong because many elements necessary to compete are under contract and in place. We believe we are in a strong position to compete in future markets. With further development of product lines, based on these resources, we hope that the Results and our other insecticide product lines will be assured of a continued and growing presence in the market.

Liquidity and Capital Resources
-------------------------------
At December 31, 2000, we had current assets of $265,423, consisting of cash of $3,384, accounts receivable of $58,014, prepaid interest of $42,550, prepaid royalties of $37,500, and inventories of $123,975, and current liabilities of $2,485,263 for a working capital deficit of $2,219,840. At December 31, 2000, we had property, plant and equipment assets totaling $47,123, net of depreciation, and other assets of $2,196,584, consisting primarily of our investment in EPA labels, net of amortization of $2,019,534, plus deposits of $150,000 and goodwill, net of amortization of $27,050.

Cash used in our operations for the year ended December 31, 2000 was $292,243 compared to $196,750 for the same period ended December 31, 1999. In 2000 and 1999, our operations were funded primarily by funds received from loans and sales of our products.

Our cash flows used by investing activities during the year ended December 31, 2000, was $2,444. Our cash flows from financing activities during the year ended December 31, 2000 was $292,911.

In December 2000, we signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of our common stock, we will receive a $20,000 cash loan, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The corporate bond is to be capable of collateralizing a commercial business loan in the amount of $2,500,000.

Subsequent to the date of these financial statements, we have received the initial $20,000 loan and are seeking to complete the collateralization of the corporate bond. Until the collateralization is successful, no closing date will be set and we cannot guarantee when of if the additional capital will be available to us. (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS and Note 15 to the attached financial statements).

During fiscal year 2001, we may seek working capital from several sources, including the equity markets and private investors. In February 2000, we increased our authorized capital to allow for the issuance of additional shares of common stock. There is no assurance, however, that any fund raising efforts will be successful. We believe that we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. With our products in the marketplace, we anticipate revenues to offset ongoing expenses. We are uncertain, however, as to whether there will be sufficient revenue to cover past obligations, therefore, we will continue to attempt to make offers in settlement and compromise on such obligations in an effort to reduce our contingent and other liabilities.

We lack working capital and that affects our ability to effectively market our products. We believe two of the largest and most important markets for our products are the agricultural and home and garden markets. When we obtain sufficient working capital, we plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets. Accordingly, although we anticipate more revenue from the sale of our products than we have received in the past, we will not be as profitable without additional cash to fund our advertising and marketing campaign.


                      ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this Form 10-KSB. (See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K for Index to Financial Statements.)


           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

                               PART III

       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 28, 2001, the name, age and position of each of our executive officers and directors and their respective terms of office.
                                                               Director and/or
Name                     Age      Position                     Officer Since
-------------------      ---      --------                     ---------------
George H. Henderson       72      Director                      February 1995
                                  President                     May 1997
                                  Treasurer                     August 1997
                                  Chairman of the Board         December 1997
John L. Runft             63      Director                      February 1995
                                  Secretary                     August 1997
Robert B. Crouch          76      Director                      October 1993
M. Stewart Hyndman        45      Director                      December 1997
Jay W. Downs              54      Director                      March 1999
Lamar N. Jensen           45      Director                      December 2000
Sherman B. Jensen         51      Director                      December 2000
Jeff R. Bates             48      Director                      December 2000
Douglas K. Goff           52      Director                      December 2000

Our directors serve for a term of one year or until his or her successor is elected at our annual shareholders meeting, subject to removal by our Company's shareholders. All officers serve at the pleasure of the Board of Directors or until his or her successor is elected at the annual meeting of the Board of Directors.

Set forth below is certain biographical information regarding each of our executive officers and directors.

George H. (Herb) Henderson joined the Board of Directors in 1995 and was appointed to the posts of President and CEO in May, 1997. He was asked to assume the position of Chairman of the Board when Elwynn S. Hewlett passed away in December, 1997. Broadly skilled, Herb brings us over forty years of senior management experience in domestic and international business. Our Chairman, President and CEO offers shareholders the benefits of his hands-on management in numerous important mining and processing posts which include:

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

John L. Runft has been practicing law since 1965, emphasizing business organizations and contracts, administrative law and business litigation. He received his BA from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965 (Justice Jackson Award in Constitutional Law, 1965). John is a member of the Idaho Bar, is admitted to, and has appeared as lead counsel in litigation or appeals before the U.S. District Court of Idaho, the Court of Appeals for the Ninth Circuit, and the United States Claims Court, the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court. He is a member of the Board of Litigation of the Mountain States Legal Foundation, is a member of the Idaho Law Foundation, served as a Director of the Idaho Community Foundation (1989-
1996), and has served as Civilian Aide to the Secretary of the Army of the United States for the State of Idaho (1988-1996).

Robert B. Crouch been an Officer and Director for seven years. Bob received his BSCE degree from the University of Idaho in 1949 and his LL.B. degree from George Washington University in 1953. He has extensive experience in patent law with the U.S. Naval Bureau of Aeronautics, General Electric, IBM Corporation and Information Storage Systems. He now maintains a private law practice in the state of Utah.

M. Stewart Hyndman is the President of Magic Miles Ltd; Inc., Meridan, Idaho, an export trading company established in 1995 specializing in the export of agricultural commodities and industrial products. Following his graduation from the University of Idaho, Stewart has continued to play an active role in industry, agriculture, marketing and business development.

Jay W. Downs, since 1995, has been the President of J.D. Hutton & Company, a well established mortgage company located in Salt Lake City, Utah which serves all of the Intermountain states. For 17 years, Jay has been closely associated with the Diatect product lines through his extensive knowledge of pyrethrin production and supply worldwide.

Lamar N. Jensen has a wide range of business experience encompassing over 20 years of national and international leadership positions in both public and private companies. His work includes consulting companies throughout the United States and internationally including Australia, Thailand, China, Myanmar and Singapore, Korea, Laos and South America. Lamar has been President of Pacific Nakon International Corporation since 1995. He holds a Master of Business Administration and has extensive experience in securities, real estate and insurance.

Sherman B. Jensen has been President of Alpine Enterprises Inc., a general contracting firm, since 1988. With over 20 years of business experience, Sherman's marketing, construction and planning expertise are expected to be of significant importance to the future of the company. Sherman holds an undergraduate degree in marketing with a Master's Degree in Communications.

Jeff R. Bates has been the president of Castle Corp., a privately owned Vancouver, Washington company, since 1989. Jeff has a long career in the business of finance, commercial banking, real estate, insurance and construction. In addition to holding a general contractors license, Jeff holds a real estate broker's license and owns a real estate appraisal firm. He has over 20 years of hands on experience following his post-graduate studies in banking and finance. His knowledge and expertise relating to corporate business and operations is extensive.

Douglas K. Goff brings over 25 years of hands-on experience to the company in the areas of securities, mergers, acquisitions, real estate, mortgage and business operations. Since 1994, Doug has been a corporate officer in J.D. Hutton and Company, a Salt Lake City based mortgage company. Doug holds a degree in business, finance and marketing. He has extensive knowledge about Diatect, its products and operations.


Involvement in Certain Legal Proceedings
----------------------------------------
See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Other than those disclosed below, we know of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than 10 percent of any class of our equity securities registered pursuant to
Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

None.

                  ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ ------   -------  ------  ------------
George H Henderson  2000  $ -0-     -0-       -0-         -0-      -0-      -0-      19,000

President (1)       1999  $ -0-     -0-       -0-         -0-      -0-      -0-      14,400
                    1998  $ -0-     -0-       -0-         -0-      -0-      -0-       6,815


(1) George Henderson was appointed as President in April 1997.

On April 15, 2000, George H. Henderson became a full-time employee in his capacity as President and CEO. His employment contract is for a term of three years and included a salary of $90,000 per year, which was increased to $120,000 per year effective January 1, 2001, a signing bonus of 500,000 options for the purchase of shares of common stock at $0.06 per share, 50,000 incentive stock options under a to-be-formulated Incentive Stock Option Plan, and provisions for bonus pay based on 1% of our gross sales receipts as determined on a quarterly basis. Mr. Henderson had been serving on a part-time consulting basis prior to the execution of the employment agreement. At December 31, 2000, Mr. Henderson had exercised all his outstanding options.

On April 25, 2000, John L. Runft signed a new retainer to act as our legal counsel. Mr. Runft received a signing bonus of 500,000 options for the purchase of shares of common stock at $0.06 per share. The options vest over a three year period. At December 31, 2000, the 166,666 options have been exercised, 166,666 options are exercisable in 2001, and 166,667 options will be exercisable in 2002.

At such time as sufficient funding and/or income is being generated to carry on our business, pay our bills, and pay our employees and agents, we will attempt to put additional Employment Agreements into place with our key executives.

Subsequent Event
----------------
On January 1, 2001, Jay Downs became a full-time employee in his capacity as Executive Vice-president. His employment contract is for a term of three years and includes a salary of $120,000 per year, a signing bonus of 350,000 options for the purchase of shares of common stock at $0.10 per share, 50,000 incentive stock options under a to-be-formulated Incentive Stock Option Plan, and provisions for bonus pay based on 1% of our gross sales receipts as determined on a quarterly basis. Mr. Downs had been serving on a part-time consulting basis prior to the execution of the employment agreement.

Board Compensation
------------------
In June 2000, the Board proposed a plan for the annual compensation of directors. This plan provided for seven directors to be compensated at the rate of $50,000 or 50,000 shares of our common stock, whichever is less. Subsequently, the Board agreed to abandon the proposed plan. No shares were issued or amounts ever paid or accrued pursuant to this plan. As of the date of this report, our Board members are not compensated for services performed in connection with their duties as Board members.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 28, 2001, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 34,716,073 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of     Name and Address of           Amount and Nature of     Percent
Class         Beneficial Owner             Beneficial Ownership     of Class
--------     -------------------           --------------------     --------
Common       Jeff Bates                      4,100,000 shares (1)     11.81
             10800 NW 13th Place.
             Vancouver, WA  98685

Common       CMS Management LLC              3,300,000 shares (1)      9.51
             10800 NW 13th Place.
             Vancouver, WA  98685

Common       George H. Henderson              1,995,096 shares         5.75
             1134 North Orchard, Suite 206
             Boise, Idaho 83706

Common       John L. Runft                    2,047,039 shares (2)     5.87
             1134 North Orchard, Suite 206      and options
             Boise, Idaho 83706

Security Ownership of Officers and Directors
--------------------------------------------
Title of     Name and Position of          Amount and Nature of     Percent
Class        Officer and Director          Beneficial Ownership     of Class
--------     --------------------          --------------------     --------
Common       George H. Henderson                     -see above-
             Director/President/Treasurer/
             Chairman of the Board

Common       John L. Runft, Director/Secretary       -see above-

Common       Lamar N. Jensen, Director          800,000 shares (3)     2.30

Common       Jeff Bates, Director                    -see above-

Common       Robert B. Crouch, Director         776,801 shares         2.24

Common       Jay W. Downs, Director           1,093,806 shares (4)     3.12
                                                and options

Common       M. Stewart Hyndman, Director       300,800 shares         0.87

Common       Douglas Goff, Director                   0 shares

Common       Sherman Jensen, Director                 0 shares
                                              ----------------
All Officers/Directors as a Group (9 persons)    11,113,542           31.54
                                              shares and options
                                              ================        ======
Notes on the above table appear on the next page

In the preceding table:

- beneficial ownership share numbers assume the exercise of any options;

- % of Class assumes the exercise of any options and is calculated based on the concomitant increase in the number of issued and outstanding shares.

In addition, the following numbered notes referenced in the table apply:

(1) Represents 800,000 shares held of record by Jeff Bates and 3,300,000 shares held of record by CMS Management LLC, a limited liability company of which Mr. Bates is the principal. All of the above shares have been issued but are being held in escrow pending the successful closing of the Acquisition Agreement. See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, and ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(2) Represents 1,880,373 shares held of record by John Runft and 166,666 options currently exercisable under a retainer agreement. See ITEM 10. EXECUTIVE COMPENSATION.

(3) Represents shares issued but held in escrow pending the successful closing of the Acquisition Agreement. See ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, and ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(4) Represents 743,806 shares held of record by Jay Downs and 350,000 options currently exercisable under an employment agreement. See ITEM 10. EXECUTIVE COMPENSATION.

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management
----------------------------
Except as indicated below, and for the periods indicted, there were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

In December 2000, we signed an agreement with the principals of International Technologies & Minerals Inc., a Utah corporation ("ITM"). ITM is a privately held Utah corporation, primarily engaged in natural resources development, including, but not limited to, mining, refining, manufacturing, sales and marketing of natural resource products.

We and ITM desired to combine and expand our respective businesses by and through certain business combinations, investments and acquisitions.
The Agreement encompasses two parts or stages. According to the Agreement, in part one we are to be funded by approximately $2,500,000 of private placement investment by certain designated shareholders of ITM, in the form of a loan against an asset backed bond. In part two, following mutual asset evaluation, ITM will be acquired by us and become a wholly-owned subsidiary. The following summary of the two parts of the Agreement is qualified in its entirety by reference to the text of the complete Agreement and the Addendum thereto which is included as an exhibit to this filing.

Part 1. STOCK PURCHASE. We will issue and deliver at closing 6,000,000 shares of our restricted common stock for consideration of the following:

(1) A $20,000 cash loan to us to be repaid as follows:

  (a) If closing of the purchase of our stock occurs on or before April 1, 2001, then, in that event, said $20,000 shall be repaid, without interest, from the proceeds of the contemplated loan against the above mentioned asset backed bond; or,

  (b) If closing of the purchase of our stock does not occur on or before April 1, 2001, then the $20,000 loan shall be reduced to a one year promissory note payable to ITM and will bear interest from that date at the rate of ten percent (10%) per annum and any other funds loaned or advanced to us by ITM or ITM's associates, shall as of April 1, 2001 be reduced to one year promissory notes for the repayment of said loans or advances and shall bear interest from that date at the rate of ten percent (10%) per annum.

(2) A corporate bond issued to us by Quantum Trust, of Phoenix, Arizona, having a face value of $5,000,000 shall be delivered to us at closing, which bond shall be capable of immediately collateralizing a commercial business loan in the amount of approximately $2,500,000 with a national bank, insurance company or other financial institution acceptable to us. ITM will assist us in obtaining a written commitment for said financing from the subject financial institution.

(3) Four ITM nominees will be appointed to our Board of Directors, namely, Lamar N. Jensen, Douglas Goff, Jeff Bates, and Sherman Jensen.

At the date of this filing, we have received the $20,000 loan, appointed the ITM nominees to our board, and received the corporate bond. Now we are involved in securing the loan against the bond.

Part 2. ACQUISITION OF ITM. Upon the successful completion of the loan and the closing described in Part 1 above, the parties will proceed as follows:

(1) ITM will finalize its acquisition of certain assets including, but not limited to, the exclusive, long-term lease on the Dry Creek and Salt Creek Gypsum Mines property near Cedar City, Utah; title to the Dry Creek and Salt Creek Gypsum Mines; and the total, exclusive right, title and interest in and to the proprietary knowledge, plans, specifications, agreements, and all other aspects of the entrepreneurial opportunity in any way relating to the development, construction, operation and ownership of a wallboard plant proposed to be constructed near Cedar City, Utah, to utilize, inter alia, gypsum produced by the Dry Creek and Salt Creek Gypsum Mines.

(2) We will be advised of and have the right to know all facts relating to the acquisition of the assets, both before and after said acquisition. It is the express intent of the parties that we will acquire ITM upon ITM's acquisition of title to the assets described above and any other assets the parties mutually agree should be acquired, subject to the following conditions:

  (a) Approval by the boards of directors and the stockholders of both parties;

  (b) All acquisitions of assets by ITM shall be subject to the written approval of our Board of Directors;

  (c) All assets acquired by ITM shall be independently audited by Value NetX of Salt Lake City, Utah, in accordance with the applicable rules and regulations for U.S. reporting companies;

  (d) At such time as the parties mutually desire to proceed with the acquisition of ITM, the assets of both corporations shall be evaluated by Value NetX in accordance with NACVA (National Association of Certified Valuation Analysts) at least thirty (30) days prior to closing said acquisition. Said evaluation of both parties shall form the final ratio for stock issuance of our stock to the shareholders of ITM for the acquisition of ITM, as set forth in the following subsection;

  (e) Upon the completion of the valuation of the assets of ITM, we will issue to ITM shareholders additional shares of our restricted, common shares, if any, so that the total shares (including the above referenced 6,000,000 shares) issued to ITM shareholders bears the same ratio to our total shares issued and outstanding immediately prior to closing, that the value of the ITM assets acquired pursuant to this Agreement bears to the value of our assets per an evaluation performed Value NetX of Salt Lake City using NACVA standards.

At the date of this filing, no action has been taken on Part 2 of the Agreement, pending the completion of Part 1 and the successful closing.
If Part 1 is not completed, i.e., we fail to secure the loan against the bond and complete the closing, the Agreement will be canceled. If Part 1 is completed but Part 2 is not completed, ITM will have an opportunity to acquire other assets acceptable to our Board in lieu of the assets contemplated by the current Agreement.

Certain Business Relationships
------------------------------
Except as indicated, and for the periods indicated, there were no material relationships regarding directors that exist, or have existed during our last fiscal year.

Indebtedness of Management
--------------------------
Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

At December 31, 2000, our President and Chairman/Director Herb Henderson is owed the sum of $57,665 for services rendered to us during the fiscal year 2000, and our Secretary/Director John Runft is owed $28,167 for services rendered to us during the same period

Loans from Shareholders
-----------------------
In November 1993, we gave a promissory note in the amount of $400,000 to Danny F.A.B. Wirken, a shareholder and consultant, for funds advanced to us to pay ongoing operating expenses. The promissory note bears interest at 8% annually, is unsecured, and payable on demand. At December 31, 1995, the principle and accrued interest totaled $449,508. However, we have a claim against Mr. Wirken which we plan to pursue to judgment with the objective of foreclosing on said note. See Item 3. Litigation.

Other shareholders have made loans to us which are still outstanding and for all of which promissory notes have been issued:

Stockholder               Amount of Note        Date of Note
--------------------      --------------        -------------
Robert B. Crouch          $     1,000           November 7, 2000
                                4,000           November 17, 2000
John L. Runft                  50,000           January 15, 1999
                               20,000           February 11,2000
                               22,554           December 15, 1997
George H. Henderson            42,590           October 1, 2000
David J. Black                 10,000           August 5, 1997
David N. Sim                    6,500           Oct. 1, 1999
                                2,500           January 4, 2000
Jack S. Stites                  3,000           December 1, 2000
Cloward & Associates            3,000           January 4, 2000

During the quarter ended December 31, 2000, the Board of Directors implemented a program to reduce our debt through a debt-for-stock exchange. To that end the following transactions occurred where in certain qualified debt holders requested to convert all or part of the debt owed to them at a conversion rate of .25 per share of our restricted common stock.

Notes converted to stock
Stockholder               Total Amount of Notes   Shares common stock issued
--------------------      --------------        -------------
Jay W. Downs              $    41,700              257,986
Delyan Heaps                   10,000               65,864
Dennis Nielson                 38,250              205,876
Hopper Asset Management       193,424              773,696
John Runft                    182,563              730,252
Andrew Dicharia                50,000              268,000
Jerry Isdore                   25,000              134,360
George H. Henderson           106,580              426,323
Dennis Miller                  30,000              120,000
Lowell Hahn                    28,224              112,897
Ross Wolfley                  165,529            1,009,138
David Black                    10,000               96,000
Robert Crouch                  54,500              248,789
Stewart Hyndman                12,700               50,800
Michael McQuade                40,584              162,334
Ross Wolfley                   22,500               90,000
George Reeve                   50,000              200,000
Steve Abboud                    5,239               90,000

                                 PART IV
                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Independent Auditors Report of Williams & Webster, P.S.,
 Certified Public Accountant                                             28
Consolidated Balance Sheets as of
 December 31, 2000 and 1999                                              29
Consolidated Statement of Operations for the years ended
 December 31, 2000 and 1999                                              31
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 2000 and 1999                          32
Consolidated Statement of Cash Flows for the years ended
 December 31, 2000 and 1999                                              33
Notes to Financial Statements                                            35

(a)(2) Financial Statement Schedules.
     Not applicable

(a)(3)Financial Statements. The following exhibits are included in this report:

             SEC
Exhibit    Reference
Number     Number     Title of Document                    Location
-------    ---------  -----------------           --------------------
10.1          10      Acquisition Agreement       This Filing
                       and Addendum

(b) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2000

     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: March 29, 2001

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Date: March 29, 2001

/s/ George H. Henderson, Director

/s/ John L. Runft, Director

/s/ Robert B. Crouch, Director

/s/ Jay W. Downs, Director

/s/ M. Stewart Hyndman, Director

/s/ Lamar N. Jensen, Director

/s/ Sherman B. Jensen, Director

/s/ Jeff Bates, Director

/s/ Douglas W. Goff, Director

Board of Directors
Diatect International Corp.
Boise, ID  83714

                   Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company has significant operating losses, negative equity, unsatisfied collection judgments and delinquencies in repaying its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the financial statements, certain errors were made on the 1999 audited financial statement, which resulted in the understatement of prepaid royalties and notes payable in the amount of $37,500. These financial statements have been restated correcting the errors.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 20, 2001

                          DIATECT INTERNATIONAL CORP.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999

                                    ASSETS

                                                       2000           1999
                                                    -----------   -----------
Current Assets
  Cash                                              $     3,384   $     2,160
  Accounts receivable                                    58,014         9,050
  Prepaid interest                                       42,550          -
  Prepaid royalties                                      37,500        37,500
  Inventories                                           123,975       181,283
                                                    -----------   -----------
       Total Current Assets                             265,423       229,993
                                                    -----------   -----------

Property, Plant and Equipment
  Building                                               23,501        23,501
  Equipment                                              49,195        46,751
  Less accumulated depreciation                         (25,573)      (15,470)
                                                    -----------   -----------
      Total Property, Plant and Equipment                47,123        54,782
                                                    -----------   -----------
Other Assets
  Deposits                                              150,000         3,000
  Goodwill, net of amortization                          27,050          -
  Investment in EPA labels, net of amortization       2,019,534     2,315,321
                                                    -----------   -----------
    Total Other Assets                                2,196,584     2,318,321
                                                    -----------   -----------
TOTAL ASSETS                                        $ 2,509,130   $ 2,603,096
                                                    ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                         December 31, 2000 and 1999

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       2000           1999
                                                    -----------   -----------
Current Liabilities
  Accounts payable                                  $   234,871   $   196,397
  Accounts payable - related parties                     30,795       232,865
  Advances from officers                                   -            5,168
  Deposit payable                                        20,000          -
  Line of credit                                         97,000          -
  Interest payable                                      725,465       751,690
  Other accrued liabilities                               1,021         1,641
  Notes payable                                       1,376,111     1,804,803
                                                    -----------   -----------
     Total Current Liabilities                        2,485,263     2,992,564
                                                    ===========   ===========

Commitments and Contingencies                           263,923       192,272
                                                    -----------   -----------

Stockholders' Equity (Deficit)
 Common stock, no par value, 28,716,231
  shares authorized and 19,535,231 shares
  issued and outstanding, respectively               12,260,630    10,366,608
 Common stock subscribed                                   -          186,238
 Stock options                                           51,370          -
 Accumulated deficit                                (12,525,056)  (11,134,589)
                                                    -----------   -----------
    Total Stockholders' Equity (Deficit)               (213,056)     (581,743)
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,509,130   $ 2,603,096
 (Deficit)                                          ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                               2000                1999
                                           -------------     ----------------
REVENUES                                   $     161,364     $        207,912

COST OF SALES                                     91,938              110,385
                                           -------------     ----------------
GROSS PROFIT                                      69,426               97,527
                                           -------------     ----------------

OPERATING EXPENSES
 Salaries, wages and benefits                     46,014               52,307
 Executive compensation                          115,120                 -
 Consulting                                      261,556               58,313
 Depreciation and amortization                   316,890              314,843
 Legal and professional fees                     294,283              132,507
 Other operating expense                         104,333              113,865
                                           -------------     ----------------
   Total Operating Expenses                  1,138,196              671,835
                                           -------------     ----------------
OPERATING LOSS                             $  (1,068,770)    $       (574,308)
                                           -------------     ----------------
OTHER INCOME (EXPENSES)
 Interest expense                               (234,284)            (210,962)
 Loan incentive and guarantee fees               (80,625)                -
 Litigation settlement                            (8,750)             (96,711)
 Miscellaneous                                     1,962                2,128
                                           -------------     ----------------
   Total Other Income (Expenses)                (321,697)            (305,545)
                                           -------------     ----------------
LOSS BEFORE INCOME TAXES                      (1,390,467)            (879,853)

INCOME TAXES                                        -                    -
                                           -------------     ----------------
NET LOSS                                   $  (1,390,467)    $       (879,853)
                                           =============     ================
BASIC AND DILUTED
 NET LOSS PER SHARE                        $       (0.06)    $          (0.05)
                                           =============     ================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                            22,950,545           19,535,231
                                           =============     ================


 The accompanying notes are an integral part of these financial statements.

                          DIATECT INTERNATIONAL CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2000 and 1999

                                                                         Common
                                        Common Stock       Stock         Stock       Accumulated
                                     Shares     Amount    Options      Subscribed      Deficit           Total
                                     ------     ------    -------     ------------   ------------        -----


                                     ----------   ----------   -------   ---------   ------------  ------------
Balances as of December 31, 1998     19,535,231   $10,366,608      -     $ 186,238   $(10,254,736) $    298,110

Net loss for the year ended
  December 31, 1999                        -             -         -          -          (879,853)     (879,853)
                                     ----------   ----------   -------   ---------   ------------  ------------

Balances as of December 31, 1999     19,535,231    10,366,608      -       186,238    (11,134,589      (581,743)

Issuance of shares for guarantee
of line of credit at $0.10 per share    500,000        50,000      -          -              -           50,000

Issuance of shares to contractors,
directors and others for services
at $0.25 per share                    1,399,591       342,398      -          -              -          342,398

Issuance of shares of purchase of
investment at $0.20 per share           600,000        60,000      -          -              -           60,000

Issuance of shares for purchase of
rights to EPA labels at $0.10
per share                               110,000        11,000      -          -              -           11,000

Issuance of shares for forbearance
of notes payable at $0.25 per share     122,500        30,625      -          -              -           30,625

Issuance of shares to officers
for exercise of options at
$0.06 per share                       1,517,667        91,049      -          -              -           91,049

Issuance of shares subscribed           290,000       186,238      -      (186,238)          -             -

Issuance of shares for debt
at $0.25 per share                    4,291,084     1,072,712      -          -              -        1,072,712

Issuance of shares for loan
incentive at prices ranging from
$0.10 to $0.25 per share                350,000        50,000      -          -              -           50,000

Options granted to officers as
bonus for new contracts                    -             -       51,370       -              -           51,370

Net loss for the year ended,
December 31, 2000                          -             -         -          -        (1,390,467)   (1,390,467)
                                     ----------   -----------  -------   ---------   ------------  ------------
Balances as of December 31, 2000     28,716,073   $12,260,630  $51,370   $    -      $(12,525,056) $   (213,056)





The accompanying notes are an integral part of these financial statements.

                            DIATECT INTERNATIONAL CORP.
                         CONSOLIDATED CASH FLOW STATEMENTS
                  For the Years Ended December 31, 2000 and 1999

                                               2000                1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $  (1,390,467)   $        (879,853)
  Adjustment to reconcile net loss to
   net cash used by operating
   activities:
    Depreciation and amortization                316,890              314,843
    Issuance of stock for services               316,058                 -
    Issuance of stock options for services        51,370                 -
    Issuance of stock for finance charges
    and interest                                 400,096                 -
    Prepaid finance charges paid by
    issuance of stock                             50,000                 -
    Stock issued for payment of accrued
    expenses                                     170,527                 -
  Changes in assets and liabilities:
    Accounts receivable                          (53,014)              (9,050)
    Prepaid finance charges                      (42,550)                -
    Inventories                                   57,308              (81,283)
    Accounts payable                              38,474              269,490
    Accounts payable - related parties          (202,070)                -
    Advances from officers                        (5,168)               3,000
    Deposit received                              20,000                 -
    Interest payable                             (26,225)             210,962
    Other accrued liabilities                       (620)             (20,859)
    Commitments and contingencies                  7,148               (4,000)
                                           -------------     ----------------
NET CASH USED BY OPERATING
  ACTIVITIES                                    (292,243)            (196,750)
                                           -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
   equipment                                      (2,443)              (7,470)
  Investment in EPA label                           -                 (15,768)
                                           -------------     ----------------
Disposal of property, plant and
   equipment                                        -                 134,731
                                           -------------     ----------------
NET CASH PROVIDED BY (USED BY) INVESTING
  ACTIVITIES                               $      (2,444)    $        (23,238)
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit             $      97,000     $           -
  Net proceeds from notes payable                195,911              223,060
                                           -------------     ----------------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                            292,911              223,060
                                           -------------     ----------------
NET INCREASE (DECREASE)IN CASH                    (1,776)               3,072

CASH AT BEGINNING OF YEAR                          5,160                2,088
                                           -------------     ----------------
CASH AT END OF YEAR                        $       3,384     $          5,160
                                           =============     ================

                           DIATECT INTERNATIONAL CORP.
                 CONSOLIDATED CASH FLOW STATEMENTS (Continued)
                For the Years Ended December 31, 2000 and 1999





                                                         2000          1999
                                                         ----          ----
SUPPLEMENTAL CASH FLOW DISCLOSURES:


  Interest paid                                        $   -          $ 1,374
                                                       ========       =======
  Income Tax Paid                                      $   -          $  -
                                                       ========       =======


NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid finance charges   $ 50,000       $  -
Issuance of common stock for services                  $316,058       $  -
Issuance of common stock for investment                $ 60,000       $  -
Issuance of common stock for rights to EPA labels      $ 11,000       $  -
Issuance of common stock for payment of accrued
  expenses                                             $170,527       $  -
Issuance of common stock for forbearance of
  notes payable, finance charges and interest          $400,096       $  -
Issuance of stock options for services                 $ 51,370       $  -
Issuance of common stock for debt                      $724,971       $  -
Issuance of note payable for investment deposit        $110,000       $  -
Issuance of note payable for prepaid royalties         $   -          $37,500

























The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

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

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). Terms of the agreement have not been completed as of December 31, 2000. See Note 15

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Doubtful Accounts
-------------------------------
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

Inventories
----------
Inventories consist primarily of raw materials and finished product and are valued at the lower of cost (first in, first out) or market.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
At December 31, 2000, the Company had net operating loss carryforwards of approximately $12,525,056 that may be offset against future taxable income through 2020. The Company believes that is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

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

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2000 and 1999.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3   INVENTORIES

Inventories at December 31, 2000 and 1999 consist of the following:


                                 2000                  1999
                          ------------------    -----------------

   Raw Materials          $      26,171          $         52,978
   Finished Goods                97,804                   128,305
                          -------------            --------------
     Total                $     123,975          $        181,283
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

NOTE 5   NOTES PAYABLE

Short-term notes payable consist of the following at December 31, 2000 and 1999:

Creditor and Conditions                               2000          1999
-----------------------                            ---------    ------------

Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.       $    -      $     165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999.                                          -             10,000
                                                   ---------   -------------
Subtotal carried forward                           $    -      $     175,000
                                                   ---------   -------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31,2000

NOTE 5   NOTES PAYABLE (Continued)

Creditor and Conditions                              2000          1999
---------------------------------                -----------   -------------
Subtotal (brought forward)                       $      -      $     175,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                             7,500           7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.            15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.             25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand (See Note 8).                          386,581         386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                     -              5,000

J. D. Hutton, unsecured, interest at 10%, dated
March 10, 1996, due on October 10, 1999,
delinquent                                              -             22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999,
delinquent                                              -             16,500

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                           40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                            5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                        20,000          20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.                 -             19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                       251,000         250,000
                                                 -----------   -------------
Subtotal (carried forward)                       $   750,320   $     965,020
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5   NOTES PAYABLE (Continued)
Creditor and Conditions                             2000            1999
---------------------------------                -----------   -------------
Subtotal (Brought forward)                       $   750,320   $     965,020

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20,
1997, delinquent.                                       -             31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, due December 12, 1998, delinquent.                -              6,500


Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                     -             50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                           -             25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.            -             35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.           -             65,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
August 20, 1998, due on December 20, 1998,
delinquent.                                             -            100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                          25,000          25,000

Robert B. Crouch (a shareholder of the
Company), unsecured, interest at 10%, dated
November 18, 1999, due on November 18, 1999.            -              5,500

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.                -             36,000

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
September 16, 1999, due on May 16, 2000.                -              3,500
                                                 -----------   -------------
Subtotal (carried forward)                       $   775,320   $   1,348,270
                                                 -----------   -------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5   NOTES PAYABLE (Continued)
Creditor and Conditions                              2000            1999
---------------------------------                -----------   -------------
Subtotal (Brought forward)                       $   775,320   $   1,348,270

John L. Runft, (an officer and shareholder of
The Company), unsecured, interest at 10%,
Dated January 15, 1999, due on January 15, 2000.        -             50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 15%,
dated October 1, 1999, due on December
31,1999, delinquent.                                   6,500           6,500

Jack S. Stites, (a shareholder of the
Company), unsecured, interest at 15%,
dated September 1, 1999, due on
December 31, 1999, delinquent.                         8,800           8,800

Hopper Asset Management Company,
unsecured, interest at 15%, dated
June 19, 1999, due on December 31,
1999, delinquent.                                       -             50,000

Hopper Asset Management Company,
unsecured, interest at 15%, dated
January 11, 1999, due on December 31,
1999, delinquent.                                     50,000          50,000

David N. Sim, (a shareholder of the
Company), unsecured, interest at 10%,
dated January 4, 1999, due on May 4, 2000,
delinquent.                                            2,500            -

Johnny and Jack Stites (a shareholder of the
Company) unsecured, interest at 10%, dated
February 25, 2000, due on May 1, 2000,
delinquent.                                           20,000            -

Toxikon Corporation, unsecured, interest at
15%, dated June 19, 1999, due on December 31, 1999.     -             21,260

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000.                                    72,957            -

Futura Title Corporation dba Alliance Title
& Escrow,Former shareholders of White
Mountain Mining and Manufacturing, Inc., monthly payments of $18,000,18% interest with a one-time compounding of interest

                                                  ----------      -----------
Subtotal (carried forward)                        $  986,077      $ 1,534,830
                                                  ----------      -----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5   NOTES PAYABLE  (Continued)

                                                 -----------    ------------
Creditor and Conditions                              2000            1999
---------------------------------                -----------    ------------
Subtotal (Brought forward)                        $  986,077    $  1,534,830

effective June 21, 1995, secured by mining
property, (later foreclosed)due September
1994.  Delinquent. (See Note 8).                     209,444         209,444

George Brink (shareholder of the
Company), unsecured, interest at 10%
$10,000 due on August 1, 1999, balance
due on August 1, 2000, delinquent                       -             37,500

Robert L. Drake and Sandra K. Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                 110,000            -

K&R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on August
22, 2001.                                             50,000            -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                    10,000            -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                   10,000            -

George H. Henderson, (shareholder and
officer of the Company), unsecured,
interest at 12%, dated October 1, 2000,
due on October 1, 2001.                               42,590            -

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand                  1,000            -

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                4,000            -

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                3,000            -

                                                  ----------      ----------
Totals                                            $1,376,111      $1,804,803
                                                  ==========      ==========

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 6 - LINE OF CREDIT
At December 31, 2000, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

NOTE 7   LITIGATION

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

Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by the Company's former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 1999 and 2000.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included in commitments and contingencies at December 31, 2000 and 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

Terrance Dunne
--------------
Subsequent to the date of these financial statements, Terrance Dunne, the Company's former auditor initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company has countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

George Brinks
-------------
During December 2000, George Brinks was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000.

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, which actions the Company allowed to go to judgment. These judgments arose as a direct result of the inability of the Company to fund the operations and payments to all the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 2000, total approximately $52,000, and are included in the Company's accounts payable.

Environmental Protection Agency
-------------------------------
During October 2000, the Company joined other plaintiffs represented by a public interest law firm in filing action against the Environmental Protection Agency (EPA). The action seeks relief from EPA's practice of using certain guidelines as a basis for hazard classification and risk assessments pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. Plaintiffs claim that the EPA must use final guidelines promulgated for such reviews. The outcome of the case is uncertain as of the date of these financial statements.

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from three former officers that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.

NOTE 8 - COMMON STOCK

In February 2000, the Company increased its authorized capital to 50,000,000 shares. During the nine months ended September 30, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit; 122,500 shares of its common stock valued at $30,625 for forbearance on notes payable; 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc.; 400,000 shares of its common stock valued at $40,000 for partial purchase of

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 8   COMMON STOCK continued

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

NOTE 9   COMMON STOCK SUBSCRIBED

In 1996, the Company agreed to convert outstanding debt to the following individuals into common stock. This common stock was not issued until August 2000 and has been treated as common stock subscribed but not issued. The following individuals were owed common stock to satisfy the amount of these debts:

          Ross S. Wolfley                         $    22,500
          G. Reeve                                    163,738
                                                  -----------
          Total                                   $   186,238
                                                  ===========
During August 2000, the Company issued 200,000 shares of its common stock to
G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley.

NOTE 10   STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the nine months ended December 31, 2000:

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
                                       =========                 =====

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 10   STOCK OPTIONS continued

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

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk free interest rate of 6 percent. The weighted average fair value at date of grant for options granted to employees in the period ended September 30, 2000 was $0.05 per option. Compensation cost charged to operations was $51,370 during the period ended December 31, 2000.

NOTE 11   CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

Raw Materials
-------------
The Company uses pyrethrum as a main ingredient in its production process. Pyrethrum is a plant by-product primarily imported from Africa. Africa in the past has experienced severe drought, thus causing the pyrethurm supply to greatly diminish. Due to these circumstances, the Company now has one supplier whose pyrethrum is primarily obtained from non-African sources.

NOTE 12   COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 8.) These amounts are included in commitments and contingencies as of December 31, 2000 and 1999, are as follows:

                                           2000               1999
                                           ----               ----
     L. Craig Hunt                      $ 61,543          $ 61,543
     Mid-America Venture
     Capital Fund, Inc.                37,336            37,336
     Sloan, Listrom, Eisenbarth,
        Sloan & Glassman, LLC             40,166            40,166
     Ogilvy, Adams & Rinehart             36,000            36,000
     Mike Glazer                          17,230            17,230
     George Brink                         44,648                 0
                                        ---------         --------
                                        $236,923          $192,275
                                        ========          ========

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

Lease Commitments
-----------------
The Company leased office facilities in Boise, Idaho from an individual through March 2000. The lease is a month-to-month handshake agreement, which called for monthly payments of $550. In April 2000, the Company entered into a lease agreement for new office facilities in Boise, Idaho. The agreement is a three-year lease and calls for monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities on May 1, 2000.

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

NOTE 13   RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to sixteen shareholders (including two officers) totaling $981,027 and $1,235,799 as of September 30, 2000 and December 31, 1999, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $70,807 and $60,060 for the periods ended December 31, 2000 and 1999,respectively, of which $28,167 and $146,923 are included in accounts payable-related party at December 31, 2000 and 1999, respectively.

The Company's president performs consulting services for the Company. Consulting services by this officer totaled $20,560 and $73,772 for the periods ending December 31, 2000 and 1999,respectively. Included in accounts payable-related party is $2,628 and $85,942 at December 31, 2000 and 1999, respectively.

NOTE 14   GOING CONCERN
As shown in the financial statements, the Company incurred a net loss of $1,390,697 for the nine months ended December 31,2000, and has an accumulated deficit of $12,525,056 at December 31, 2000. The Company has negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 14   GOING CONCERN (Continued)

cannot continue existence. Management's plans for ensuring the Company's continued viability are as follows:

Management's plans are the sale of new stock issuances, which are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets.

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:


                                   Year December 31, 2000
                  ------------------------------------------------------
                    Kansas          Idaho        Eliminations     Consolidated
                  ---------     ----------     ------------      -------------
External revenue  $158,770      $  120,772     $   (118,178)    $      161,364
                  =========     ==========     ============     ==============
Operating income
    (loss)        $  (6,563)    $(1,185,397)   $    118,178     $  (1,073,782)
                  =========     ==========     ============
Corporate expenses                                                   (316,685)
  Total operating                                              --------------
  income (loss)                                                   $(1,390,467)
                                                                ==============
Depreciation and
Amortization        $     903     $  315,987     $       -      $      316,890
                    =========     ==========     ============   ==============
Interest expense
and finance
charges             $   1,209     $  308,688     $       -      $      309,897
                    =========     ==========     ============   ==============
Identifiable
assets              $ 307,295     $2,377,645     $   (175,810)  $    2,509,130
                    =========     ==========     ============
General corporate
assets                                                                  -
                                                                --------------
   Total assets                                                 $  2,509,130
                                                                ==============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                                   Year December 31, 1999
                  ------------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 207,912  $    -      $       -       $     207,912
                    =========   ========   ============    =============
Operating income
    (loss)          $ (18,667) $(555,641)  $       -       $    (574,308)
                    =========  =========   ============
Corporate expenses                                                  -
  Total operating                                           ------------
  income (loss)                                            $    (574,308)
                                                           =============
Depreciation and
Amortization        $     137  $ 314,526   $        -      $     314,843
                    =========  =========   =============   =============
Interest expense
and finance
charges             $    -     $  210,962   $       -       $    210,962
                    =========  ==========   ============   =============
Identifiable
assets              $ 347,953  $2,402,929   $   (147,786)   $  2,603,069
                    =========  ==========   ============
General corporate
assets                                                              -
                                                           -------------
   Total assets                                            $   2,603,096
                                                           =============
Kansas operations, the first reportable segment, derives revenues from its mixing and distribution of pesticide products. Idaho operations, the second reportable segment, presently generates no revenues and is dependent on revenues generated from the Kansas segment.

Note 16 - SUBSEQUENT EVENTS
---------------------------
International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of its common stock, Diatect will receive $25,000, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The bond is to be capable of immediately collateralizing a commercial business loan in the amount of $2,500,000. Further terms of the agreement call for the replacement of four directors to the Diatect board of directors by ITM and the acquisition of certain assets by ITM including a long-term lease agreement on gypsum mines properties in Utah, and a wallpaper plant to be constructed in Utah to utilize the gypsum produced by the mines. Terms of the agreement have not been completed as of December 31, 2000. Subsequent to the date of these financial statements, the Company is actively seeking finalization of the acquisition and no closing date has been set. See Note 1.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

Note 17 - CORRECTION OF AN ERROR
--------------------------------
The accompanying financial statements for 1999 have been restated to correct an error, conversion of an ongoing royalty agreement to a promissory note for final prepayment of future royalties, made in 1998. This resulted in understatement of prepaid royalties and notes payable in the amount of $37,500. The restatement involved balance sheet accounts only and had no effect on net income for 1999.