Form 10KSB/A
period 2000-12-31
DIATECT INTERNATIONAL CORP
filed 2001-04-20
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                 AMENDMENT NO. 1
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000
                                       OR
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

(a)(2) Financial Statement Schedules.
     Not applicable

(a)(3)Financial Statements. The following exhibits are included in this report:

             SEC
Exhibit    Reference
Number     Number     Title of Document                Location
-------    ---------  -----------------           --------------------
10.1          10      Acquisition Agreement       Previous Filing
                       and Addendum

(b) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2000

     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: April 19, 2001

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 19, 2001

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

                          DIATECT INTERNATIONAL CORP.
                 CONSOLIDATED BALANCE SHEETS (Continued)
                         December 31, 2000 and 1999

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       2000           1999
                                                    -----------   -----------
Current Liabilities
  Accounts payable                                  $   234,871   $   196,397
  Accounts payable - related parties                     30,795       232,865
  Advances from officers                                   -            5,168
  Deposit payable                                        20,000          -
  Line of credit                                         97,000          -
  Interest payable                                      725,465       751,690
  Other accrued liabilities                               1,021         1,641
  Notes payable                                       1,376,111     1,804,803
                                                    -----------   -----------
     Total Current Liabilities                        2,485,263     2,992,564
                                                    -----------   -----------
Commitments and Contingencies                           236,923       192,275

Stockholders' Equity (Deficit)
 Common stock, no par value, 50,000,000 shares
  authorized and 28,716,231 and 19,535,231 shares
  issued and outstanding, respectively               12,260,630    10,366,608
 Common stock subscribed                                   -          186,238
 Stock options                                           51,370          -
 Accumulated deficit                                (12,525,056)  (11,134,589)
                                                    -----------   -----------
    Total Stockholders' Equity (Deficit)               (213,056)     (581,743)
                                                    -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,509,130   $ 2,603,096
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

                          DIATECT INTERNATIONAL CORP.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2000 and 1999

                                                                         Common
                                        Common Stock       Stock         Stock       Accumulated
                                     Shares     Amount    Options      Subscribed      Deficit           Total
                                     ------     ------    -------     ------------   ------------        -----


                                     ----------   ----------   -------   ---------   ------------  ------------
Balances as of December 31, 1998     19,535,231   $10,366,608      -     $ 186,238   $(10,254,736) $    298,110

Net loss for the year ended
  December 31, 1999                        -             -         -          -          (879,853)     (879,853)
                                     ----------   ----------   -------   ---------   ------------  ------------

Balances as of December 31, 1999     19,535,231    10,366,608      -       186,238    (11,134,589      (581,743)

Issuance of shares for guarantee
of line of credit at $0.10 per share    500,000        50,000      -          -              -           50,000

Issuance of shares to contractors,
directors and others for services
at $0.25 per share                    1,399,591       342,398      -          -              -          342,398

Issuance of shares of purchase of
investment at $0.20 per share           600,000        60,000      -          -              -           60,000

Issuance of shares for purchase of
rights to EPA labels at $0.10
per share                               110,000        11,000      -          -              -           11,000

Issuance of shares for forbearance
of notes payable at $0.25 per share     122,500        30,625      -          -              -           30,625

Issuance of shares to officers
for exercise of options at
$0.06 per share                       1,517,667        91,049      -          -              -           91,049

Issuance of shares subscribed           290,000       186,238      -      (186,238)          -             -

Issuance of shares for debt
at $0.25 per share                    4,291,084     1,072,712      -          -              -        1,072,712

Issuance of shares for loan
incentive at prices ranging from
$0.10 to $0.25 per share                350,000        50,000      -          -              -           50,000

Options granted to officers as
bonus for new contracts                    -             -       51,370       -              -           51,370

Net loss for the year ended,
December 31, 2000                          -             -         -          -        (1,390,467)   (1,390,467)
                                     ----------   -----------  -------   ---------   ------------  ------------
Balances as of December 31, 2000     28,716,073   $12,260,630  $51,370   $    -      $(12,525,056) $   (213,056)
                                     ==========   ===========  =======   =========   ============  ============




The accompanying notes are an integral part of these financial statements.

                            DIATECT INTERNATIONAL CORP.
                         CONSOLIDATED CASH FLOW STATEMENTS
                  For the Years Ended December 31, 2000 and 1999

                                               2000                1999
                                           -------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                 $  (1,390,467)   $        (879,853)
  Adjustment to reconcile net loss to
   net cash used by operating
   activities:
    Depreciation and amortization                316,890              314,843
    Issuance of stock for services               316,058                 -
    Issuance of stock options for services        51,370                 -
    Issuance of stock for finance charges
    and interest                                 400,096                 -
    Prepaid finance charges paid by
    issuance of stock                             50,000                 -
    Stock issued for payment of accrued
    expenses                                     170,527                 -
  Changes in assets and liabilities:
    Accounts receivable                          (53,014)              (9,050)
    Prepaid finance charges                      (42,550)                -
    Inventories                                   57,308              (81,283)
    Accounts payable                              38,474              269,490
    Accounts payable - related parties          (202,070)                -
    Advances from officers                        (5,168)               3,000
    Deposit received                              20,000                 -
    Interest payable                             (26,225)             210,962
    Other accrued liabilities                       (620)             (20,859)
    Commitments and contingencies                  7,148               (4,000)
                                           -------------     ----------------
NET CASH USED BY OPERATING
  ACTIVITIES                                    (292,243)            (196,750)
                                           -------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
   equipment                                      (2,443)              (7,470)
  Investment in EPA label                           -                 (15,768)
                                           -------------     ----------------
NET CASH PROVIDED BY (USED BY) INVESTING
  ACTIVITIES                               $      (2,444)    $        (23,238)
                                           -------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit             $      97,000     $           -
  Net proceeds from notes payable                195,911              223,060
                                           -------------     ----------------
NET CASH FLOWS PROVIDED BY
 FINANCING ACTIVITIES                            292,911              223,060
                                           -------------     ----------------
NET INCREASE (DECREASE)IN CASH                    (1,776)               3,072

CASH AT BEGINNING OF YEAR                          5,160                2,088
                                           -------------     ----------------
CASH AT END OF YEAR                        $       3,384     $          5,160
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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp. (formerly Applied Earth Technologies, Inc.) (formerly San Diego Bancorp) (SDBC) was incorporated in California in 1979 as a bank holding corporation. During 1986, the Company liquidated its subsidiaries and became a dormant "shell" corporation.

On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. to better reflect the Company's principal business activities, which primarily consist of developing and marketing pesticide products. The Company later became informed that another corporation already had been authorized to use the name Applied Earth Technologies, Inc. and approval of this name had been granted in error. In response to this information, the Company changed its name to Diatect International Corp. on June 5, 1998.

The Company's wholly owned subsidiaries consist of Magic international, Inc., Enviro-Guard Corporation, Diatect International, Inc. and D.S.D., Inc. Apart from Diatect International, Inc. and Magic International, Inc., the Company's subsidiaries are inactive.

Magic International, Inc.
-------------------------
On May 24, 1999, the Company entered into an agreement to purchase Magic International, Inc. ("Magic") in exchange for $3,000 cash, effective payment of an outstanding obligation in the amount of $4,050 and 200,000 shares of Diatect International Corporation's common stock. This transaction was valued at $27,050. At the time of the transaction, the authorized level of the Company's capitalization did not permit an issuance of 200,000 shares of stock. The Company increased its authorized capital, issued the aforementioned stock and finalized the acquisition in March 2000, at which time Magic became a wholly owned subsidiary.

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. in a transaction which requires the issuance of 400,000 shares of the Company's common stock, payment of future royalties in the amount of $120,000 payable at the rate of $0.10 per pound of certain products and assumption of a note payable in the amount of $110,000 (bearing interest at 12% and collateralized by inventory and equipment). Although 400,000 shares of stock have been issued by Diatect, the agreement is subject to ratification by the board of directors and has not been finalized as of the date of these financial statements. See Note 13.

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). Terms of the agreement have not been completed as of December 31, 2000. See Note 15.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Diatect International Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the years ended December 31, 2000 and December 31, 1999 was $10,103 and $9,433, respectively.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------
Most intangible assets are amortized over the remaining useful life on a straight-line basis, which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the years ending December 31, 2000 and December 31, 1999 was $306,787 and $305,410, respectively.

Income Taxes
------------
At December 31, 2000, the Company had net operating loss carryforwards of approximately $12,525,056 that may be offset against future taxable income through 2020. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of loss per share because they would be antidilutive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


NOTE 3 - INVENTORIES

Inventories at December 31, 2000 and 1999 consist of the following:

                                     2000                 1999
                               -------------         -------------
   Raw Materials               $      26,171         $      52,978
   Finished Goods                     97,804               128,305
                               -------------         -------------
     Total                     $     123,975         $     181,283
                               =============         =============

NOTE 4 - INVESTMENT IN EPA LABELS

The Company has acquired five product registrations ("labels") approved by the U.S. Environmental Protection Agency granting federal clearance to manufacture, market and sell specified insecticide products. Included are:
No. 42850-1 for use against flies, roaches, ants, etc., in and around homes and commercial buildings; No. 42850-2 for use in grain storage; No. 42850-3 for use against fleas, ticks and lice on pets; No. 42850-4 for use against over 60 insects on over 130 edible crops and plants; and No. 42850-5 (approved November 23, 1999) for use in the organic market to control all major pest problems.


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At December 31, 2000 and 1999, notes payable consisted of the following:

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                  2000         1999
-----------------------                              -----------   ----------
Ross S. Wolfley, (a shareholder of the Company),
unsecured, variable interest, due on demand.         $      -      $  165,529

DeLynn Heaps, unsecured, interest at 10%, due on
July 15, 1999, delinquent.                                  -          10,000

Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                                 7,500        7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.                15,000       15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.                 25,000       25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Note 8.)                             386,581      386,581

George Henderson (a shareholder and officer
of the Company), unsecured, interest at 9%,
dated January 30, 1995, delinquent.                         -           5,000

J. D. Hutton, unsecured, interest at 10%,
due on October 10, 1999, delinquent.                        -          22,500

John Runft, (a shareholder and officer of the
Company), unsecured, interest at 10%, dated
December 15, 1997, due on December 15, 1999,
Delinquent.                                                 -          16,500

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                               40,000       40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                                5,239        5,239
                                                     -----------   ----------
Subtotal (carried forward)                           $   479,320   $  698,849
                                                     -----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                      2000         1999
-----------------------                              -----------   ----------
Subtotal (Brought forward)                           $   479,320   $  698,849

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                            20,000       20,000

Jay Downs, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
1997, due on July 18, 1998, delinquent.                     -          19,200

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                           251,000      250,000

Dennis Nielsen, (a shareholder of the Company),
interest at 10%, unsecured, dated May 20, 1997,
due December 31, 1998, delinquent.                          -          31,750

Dennis Nielsen, (a shareholder of the Company),
interest at 12%, unsecured, dated December 12,
1997, due December 12, 1998, delinquent.                    -           6,500

Andrew Dicharia, conditionally secured by
100,000 shares Diatect International Corp.
common stock, interest at 15%, dated June 8,
1998, due June 8, 1999, delinquent.                         -          50,000

Jerry Isdore, conditionally secured by 50,000
shares Diatect International Corp. common
stock. Interest at 15%, dated May 22, 1998,
due May 22, 1999, delinquent.                               -          25,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated August 2, 1998, due on demand.                -          35,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured, interest
at 12%, dated October 1, 1998, due on demand.               -          65,000
                                                     -----------   ----------
Subtotal (carried forward)                           $   750,320   $1,201,299
                                                     -----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                      2000         1999
-----------------------                              -----------   ----------
Subtotal (Brought forward)                           $   750,320   $1,201,299

Hopper Asset Management Company, unsecured,
interest at 15%, dated August 20, 1998, due on
December 20, 1998, delinquent.                              -         100,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                              25,000       25,000

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 10%,
dated November 18, 1999, due on
November 18, 1999.                                          -           5,500

Robert B. Crouch, (a shareholder of the
Company), unsecured, interest at 15%, dated
July 21, 1999, due on December 31, 1999.                    -          36,000

Robert B. Crouch, (a shareholder of the Company),
unsecured, interest at 15%, dated September 16, 1999,
due on May 16, 2000.                                        -           3,500

John Runft (a shareholder and officer
of the Company), unsecured, interest
at 10%, dated January 15, 1999, due on
January 15, 2000.                                           -          50,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1, 1999, due
on December 31, 1999, delinquent.                          6,500        6,500

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                      8,800        8,800
                                                      ----------   ----------
Subtotal (carried forward)                            $  790,620   $1,436,599
                                                      ----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000


NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                      2000         1999
-----------------------                              -----------   ----------
Subtotal (Brought forward)                           $   790,620   $1,436,599

Hopper Asset Management Company,
unsecured, interest at 15%, dated January 11, 1999,
due on December 31, 1999, delinquent.                       -          50,000

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                            50,000       50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                      2,500         -

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                               20,000         -

Toxikon Corporation, unsecured, interest
At 15%, dated June 19, 1999, due on
December 31, 1999.                                          -          21,260

George H. Henderson, (a shareholder and
officer of the Company), unsecured,
interest at 10%, dated April 14, 2000,
due on December 31, 2000.                                 72,957         -

Futura Title Corporation dba Alliance Title
& Escrow, former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed) due September
1994.  Delinquent. (See Note 8).                         209,444      209,444
                                                     -----------   ----------
Subtotal (carried forward)                           $ 1,145,521   $1,767,303
                                                     -----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000



NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                      2000         1999
-----------------------                              -----------   ----------

Subtotal (Brought forward)                           $ 1,145,521   $1,767,303

George Brink (shareholder of the
Company), unsecured, interest at 10%,
$10,000 due on August 1, 1999, balance
due on August 1, 2000, delinquent.                          -          37,500

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                     110,000         -

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001.                                          50,000         -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                        10,000         -

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                       10,000         -

George H. Henderson, (shareholder and
officer of the Company), unsecured,
interest at 12%, dated October 1, 2000,
due on October 1, 2001.                                   42,590         -

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand.                     1,000         -

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                    4,000         -

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                    3,000         -
                                                     -----------   ----------
  Totals                                             $ 1,376,111   $1,804,803
                                                     ===========   ==========

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 6 - LINE OF CREDIT

At December 31, 2000, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.


NOTE 7 - LITIGATION

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

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 1999 and 2000.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in commitments and contingencies at December 31, 2000 and 1999. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 7 - LITIGATION (Continued)

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000 and 1999, $61,543 is included in commitments and contingencies in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

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

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to the above-reported litigation with Gruntal & Co.) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 2000 and 1999 in the principal amount of $386,581, with accrued interest included in interest payable for the amounts of $216,570 and $185,644, respectively. (See Note 7.)

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account. The debt was paid in full in March 2000 and the case was dismissed. The amount of $21,260 is included in the notes payable and $355 is included in accrued interest in these financial statements at December 31, 1999.

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

NOTE 7 - LITIGATION (Continued)

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

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of the inability of the Company to fund operations and payments to the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 2000, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

Environmental Protection Agency
-------------------------------
During October 2000, the Company joined other plaintiffs represented by a public interest law firm in filing action against the Environmental Protection Agency (EPA). The action seeks relief from the EPA's practice of using certain guidelines as a basis for hazard classification and risk assessments pursuant to the Federal Insecticide, Fungicide and Rodenticide Act.
Plaintiffs claim that the EPA must use final guidelines promulgated for such reviews. The outcome of the case is uncertain as of the date of these financial statements.

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. The amount in dispute totals $111,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 8 - COMMON STOCK

In February 2000, the Company increased its authorized capital to 50,000,000 shares of common stock. During the year ended December 31, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit, 472,500 shares of its common stock valued at $80,625 for forbearance on notes payable, 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc. 400,000 shares of its common stock valued at $40,000 for partial purchase of National Diatect, Inc. and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels at $0.10 per share. The Company also issued 1,399,591 shares of its common stock valued at $342,398 for services and 4,291,084 shares of its common stock valued at $1,072,712 for debt at $0.25 per share. The stock was valued at its market value on the date of issuance. Two officers also exercised options to purchase 1,517,667 shares of the Company's common stock valued at $91,049 at $0.06 per share for partial payment of accrued consulting and legal fees.

During the year ended December 31, 1999, the Company had no stock issuances.


NOTE 9 - COMMON STOCK SUBSCRIBED

In 1996, the Company agreed to convert outstanding debt to the following individuals into common stock. This common stock was not issued until August 2000 and has been treated as common stock subscribed but not issued. The following individuals were owed common stock to satisfy the amount of these debts:

Ross S. Wolfley         $   22,500
G. Reeve                   163,738
                        ----------
  Total                 $  186,238
                        ==========

During August 2000, the Company issued 200,000 shares of its common stock to
G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley.


NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the years ended December 31, 2000 and 1999:

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 10 - STOCK OPTIONS (Continued)

                                                           Weighted Average
                                    Number of Shares        Price per Share
                                    ----------------       ----------------
Outstanding at December 31, 1998        494,634                  $0.06

Granted                                 400,002                   0.06

Exercised, expired or forfeited            -                       -
                                      ---------               --------
Outstanding at December 31, 1999        894,636                   0.06

Granted                               1,122,335                   0.06

Exercised                            (1,517,667)                  0.06

Expired or forfeited                       -                       -
                                      ---------               --------
Outstanding December 31, 2000           499,304                  $0.06
                                      =========               ========

                                 Weighted Average
Exercise Date                    Number of Shares         Price per Share
-------------                    ----------------         ---------------
On or before October 25, 2000            13,738                  $0.06

On or before April 25, 2003             152,233                  $0.06

April 25, 2001 through
   April 25, 2003                       166,666                  $0.06

April 25, 2002 through
   April 25, 2003                       166,667                  $0.06

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees in the period ended December 31, 2000 was $0.06 per option. Compensation cost charged to operations was $51,370 during the year ended December 31, 2000.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 11 - CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

Raw Materials
-------------
The Company uses pyrethrum as a main ingredient in its production process. Pyrethrum is a plant by-product primarily imported from Africa. Africa in the past has experienced severe drought, thus causing the pyrethrum supply to greatly diminish. Due to these circumstances, the Company now has one supplier whose pyrethrum is primarily obtained from non-African sources.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 8.) These amounts, included in commitments and contingencies as of December 31, 2000 and 1999, are as follows:

                                       2000        1999
                                   ---------    ---------
   L. Craig Hunt                   $  61,543    $  61,543
   Mid-America Venture
     Capital Fund, Inc.               37,336       37,336
   Sloan, Listrom, Eisenbarth,
     Sloan & Glassman, LLC            40,166       40,166
   Ogilvy, Adams & Rinehart           36,000       36,000
   Mike Glazer                        17,230       17,230
   George Brink                       44,648            0
                                   ---------    ---------
                                   $ 236,923    $ 192,275
                                   =========    =========

Lease Commitments
-----------------
The Company leased office facilities in Boise, Idaho from an individual through March 2000. The lease was a month-to-month handshake agreement, with payments of $550. In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement is a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities on May 1, 2000.

The Company also leases operating facilities in Smith Center, Kansas from an individual. The lease is a month-to-month handshake agreement, with monthly payments of $273.

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. The agreement is subject to ratification by the board of directors and has not been finalized as of the date of these financial statements. See Note 1.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Contingencies
-------------------
The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns which could impair the marketing of its products.


NOTE 13 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to sixteen shareholders (including two officers) totaling $1,119,167 and $1,273,299 as of December 31, 2000 and 1999, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $70,807 and $60,060 for the years ended December 31, 2000 and 1999, respectively, of which $28,167 and
$146,923 are included in accounts payable   related party at December 31, 2000
and 1999, respectively.

The Company's president performs consulting services for the Company. Consulting services preformed by this officer totaled $20,560 and $73,772 for the years ending December 31, 2000 and 1999, respectively. Included in
accounts payable   related party is $2,628 and $85,942 at December 31, 2000
and 1999, respectively.


NOTE 14 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,390,697 for the year ended December 31, 2000 and has an accumulated deficit of $12,525,056 at December 31, 2000. The Company has negative equity, negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

The table below presents information about the Company's reportable segments:


                                   Year December 31, 2000
                  ------------------------------------------------------
                    Kansas          Idaho        Eliminations    Consolidated
                  ---------     ----------     ------------     -------------
External revenue  $ 158,770    $   120,772     $   (118,178)    $     161,364
                  =========     ==========     ============     =============
Operating income
    (loss)        $  (6,563)   $(1,185,397)    $    118,178     $  (1,073,782)
                  =========     ==========     ============
Corporate expenses                                                   (316,685)
  Total operating                                               -------------
  income (loss)                                                 $  (1,390,467)
                                                                =============
Depreciation and
Amortization      $     903    $  315,987      $       -        $     316,890
                  =========    ==========      ============     =============
Interest expense
and finance
charges           $   1,209    $  308,688      $       -        $     309,897
                  =========    ==========      ============     =============
Identifiable
assets            $ 307,295    $2,377,645      $   (175,810)    $   2,509,130
                  =========    ==========      ============
General corporate
assets                                                                   -
                                                                -------------
   Total assets                                                 $   2,509,130
                                                                =============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                                   Year December 31, 1999
                  ------------------------------------------------------
                    Kansas       Idaho     Eliminations     Consolidated
                    ---------   --------   ------------    -------------
External revenue    $ 207,912  $    -      $       -       $     207,912
                    =========   ========   ============    =============
Operating income
    (loss)          $ (18,667) $(555,641)  $       -       $    (574,308)
                    =========  =========   ============
Corporate expenses                                                  -
  Total operating                                           ------------
  income (loss)                                            $    (574,308)
                                                           =============
Depreciation and
Amortization        $     317  $ 314,526   $        -      $     314,843
                    =========  =========   =============   =============
Interest expense
and finance
charges             $    -     $  210,962   $       -       $    210,962
                    =========  ==========   ============   =============
Identifiable
assets              $ 347,953  $2,402,929   $   (147,786)   $  2,603,069
                    =========  ==========   ============
General corporate
assets                                                              -
                                                           -------------
   Total assets                                            $   2,603,096
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