Form 10QSB
period 2001-03-31
DIATECT INTERNATIONAL CORP
filed 2001-05-15
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2001

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-10147
                                             -------

                     DIATECT INTERNATIONAL CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             California                                   95-355578
-------------------------------                    --------------------------
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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               28,716,073
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2001

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

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEET

                                                  March 31,
                                                    2001       December 31,
                                                 (Unaudited)      2000
                                                 -----------   ------------
ASSETS

CURRENT ASSETS
 Cash                                            $       596   $     3,384
 Accounts receivable                                  20,485        58,014
 Prepaid interest                                     40,158        42,550
 Prepaid royalties                                    35,745        37,500
 Prepaid expenses                                        424          -
 Inventories                                         172,563       123,975
                                                 -----------   -----------
   Total Current Assets                              269,971       265,423
                                                 -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
 Building                                             23,501        23,501
 Equipment                                            49,195        49,195
 Less accumulated depreciation                       (28,127)      (25,573)
                                                 -----------   -----------
   Total Property, Plant and Equipment                44,569        47,123
                                                 -----------   -----------
OTHER ASSETS
 Deposits                                            150,000       150,000
 Goodwill, net of amortization                        27,050        27,050
 Investment in EPA labels, net of amortization     1,948,732     2,019,534
                                                 -----------   -----------
   Total Other Assets                              2,125,782     2,196,584
                                                 -----------   -----------
TOTAL ASSETS                                    $  2,440,322  $  2,509,130
                                                 ===========   ===========



See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

                                                  March 31,
                                                    2001       December 31,
                                                 (Unaudited)      2000
                                                 -----------   ------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $    336,007       234,871
 Accounts payable - related parties                   43,234        30,795
 Deposit payable                                      20,000        20,000
 Line of credit                                       97,000        97,000
 Interest payable                                    541,663       725,465
 Settlements payable                                 219,693          -
 Accrued salaries                                     56,306          -
 Stockholder advance                                  48,990          -
 Other accrued liabilities                             2,137         1,021
 Notes payable                                       989,529     1,376,111
                                                 -----------   -----------
   Total Current Liabilities                       2,354,559     2,485,263
                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES                        620,382       236,923
                                                 -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000
  shares authorized; 28,716,073 shares
  issued and outstanding                          12,260,630    12,260,630
 Stock options                                        70,260        51,370
 Accumulated deficit                             (12,865,509)  (12,525,056)
                                                 -----------   -----------
   Total Stockholders' Equity (Deficit)             (534,619)     (213,056)
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $  2,440,322  $  2,509,130
                                                 ===========   ===========



See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended
                                                       March 31,
                                                   2001          2000
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
REVENUES                                     $      58,492  $      41,745

COST OF SALES                                       29,411         19,783
                                              ------------   ------------
GROSS PROFIT                                        29,081         21,962
                                              ------------   ------------
OPERATING EXPENSES
 Salaries, wages and benefits                       11,066         11,195
 Executive compensation                             87,755           -
 Distributor expense                                38,276           -
 Registration fees                                  11,720           -
 Depreciation and amortization                      73,356         78,644
 Legal and professional fees                        70,817        113,784
 Other operating expense                            39,520         18,191
                                              ------------   ------------
   Total Operating Expenses                        332,510        221,814
                                              ------------   ------------
OPERATING LOSS                               $    (303,429) $    (199,852)
                                              ------------   ------------
OTHER INCOME (EXPENSES)
 Interest expense                                  (37,382)       (46,454)
 Miscellaneous                                         358            427
                                              ------------   ------------
   Total Other Income (Expenses)                   (37,024)       (46,027)
                                              ------------   ------------
LOSS BEFORE INCOME TAXES                          (340,453)      (245,879)

INCOME TAXES                                          -              -
                                              ------------   ------------
NET LOSS                                     $    (340,453) $    (245,879)
                                              ============   ============
BASIC AND DILUTED
 NET LOSS PER SHARE                          $       (0.01) $       (0.01)
                                              ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                              28,716,073     19,777,715
                                              ============   ============



See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the periods ended March 31, 2001 and December 31, 2000

                                                                          Common
                                         Common Stock          Stock      Stock       Accumulated
                                     Shares       Amount      Options   Subscribed      Deficit          Total
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 1999  19,535,231   $10,366,608   $   -      $  186,238   $(11,134,589)   $ (581,743)

Issuance of shares for guarantee
 of line of credit at $0.10 per
 share                               500,000        50,000       -            -              -           50,000

Issuance of shares to
 contractors, directors and
 others for services at $0.25
 per share                         1,399,591       342,398       -            -              -          342,398

Issuance of shares for purchase
 of investment at $0.20 per
 share                               600,000        60,000       -            -              -           60,000

Issuance of shares for purchase
 of rights to EPA labels at
 $0.10 per share                     110,000        11,000       -            -              -           11,000

Issuance of shares for
 forbearance of notes payable
 at $0.25 per share                  122,500        30,625       -            -              -           30,625

Issuance of shares to officers
 for exercise of options at
 $0.06 per share                   1,517,667        91,049       -            -              -           91,049

Issuance of shares subscribed        290,000       186,238       -        (186,238)          -             -

Issuance of shares for debt
 at $0.25 per share                4,291,084     1,072,712       -            -              -        1,072,712

Issuance of shares for loan
 incentive at prices ranging
 from $0.10 to $0.25 per share       350,000        50,000       -            -              -           50,000

Options granted to officers as
 bonus for new contracts                -             -        51,370         -              -           51,370

Net loss for the year ended,
 December 31, 2000                      -             -          -            -        (1,390,467)   (1,390,467)
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 2000  28,716,073    12,260,630     51,370         -       (12,525,056)     (213,056)

Options granted to officer as
 bonus for contract                     -             -        18,890         -              -           18,890

Net loss for the three months
 ended, March 31, 2001
 (Unaudited)                            -             -          -            -          (340,453)     (340,453)
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of March 31, 2001
 (Unaudited)                      28,716,073  $ 12,260,630   $ 70,260   $     -      $(12,865,509)   $ (534,619)
                                  ==========    ==========    =======   ==========    ===========     =========

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS

                                              For the Three Months Ended
                                                       March 31,
                                                   2001          2000
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $    (340,453) $    (245,879)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                    73,356         78,644
   Issuance of stock for services                     -            50,750
   Issuance of stock options for services           18,890           -
   Prepaid finance charges paid by issuance
    of stock                                          -            50,000
 Changes in assets and liabilities:
   Accounts receivable                              37,529         (9,425)
   Prepaid interest                                  2,392        (49,471)
   Prepaid royalties                                 1,755           -
   Prepaid expenses                                   (424)          -
   Inventories                                     (48,588)        (5,814)
   Deposits                                           -             3,000
   Accounts payable                                101,136        (35,854)
   Accounts payable - related parties               12,439         20,751
   Interest payable                                 32,768         44,315
   Accrued salaries                                 56,306           -
   Stockholder advance                              48,990           -
   Other accrued liabilities                         1,116            493
                                              ------------   ------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES         (2,788)       (98,490)
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment            -            (2,160)
 Purchase of goodwill                                 -            (3,000)
                                              ------------   ------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES           -            (5,160)
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit                         -            80,000
 Net proceeds from notes payable                      -            43,740
                                              ------------   ------------
NET CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                           -           123,740
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                     (2,788)        20,090

CASH AT BEGINNING OF YEAR                            3,384          2,160
                                              ------------   ------------
CASH AT END OF YEAR                          $         596  $      22,250
                                              ============   ============


See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS (Continued)


                                              For the Three Months Ended
                                                       March 31,
                                                   2001          2000
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                       $        -     $        -

 Income taxes paid                           $        -     $        -


NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for
  prepaid finance charges                    $        -     $      50,000
 Issuance of common stock for services       $        -     $      50,750
 Issuance of common stock for investment     $        -     $      20,000
 Issuance of common stock for rights
  to EPA labels                              $        -     $      10,000
 Issuance of stock options for services      $      18,890  $        -




See accompanying notes.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). Terms of the agreement have not been completed as of March 31, 2001. See Note 15.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Diatect International Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the three months ended March 31, 2001 and 2000 was $2,553 and $2,514, respectively.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------
Most intangible assets are amortized over the remaining useful life on a straight-line basis, which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the three months ending March 31, 2001 and 2000 was $70,803 and $76,130, respectively.

Income Taxes
------------
At March 31, 2001, the Company had net operating loss carryforwards of approximately $12,865,000 that may be offset against future taxable income through 2020. The Company believes there is a chance that all or part of the net operating loss carryforwards will expire unused. Accordingly, the tax benefit has been fully offset by an allowance of equal amount.

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

Estimates
---------
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2001 and 2000.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE 3 - INVENTORIES

Inventories at March 31, 2001 and December 31, 2000 consist of the following:

                                     March 31,       December 31,
                                       2001             2000
                                    ----------       ----------
  Raw Materials                    $    47,455      $    26,171
  Finished Goods                       125,108           97,804
                                    ----------       ----------
    Total                          $   172,563      $   123,975
                                    ==========       ==========

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


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At March 31, 2001 and December 31, 2000, notes payable consisted of the following:

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2001            2000
-----------------------                            ----------    ------------
Jeffrey Linabery, unsecured, interest
 at 14%, due on demand.                           $     7,500   $       7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.             15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.              25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31,
 1993 due on demand. (See Notes 8 and 12.)               -            386,581

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                            40,000          40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                             5,239           5,239

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                         20,000          20,000

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                        251,000         250,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                           25,000          25,000
                                                   ----------    ------------
Subtotal (carried forward)                        $   388,739   $     775,320
                                                   ----------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2001            2000
-----------------------                            ----------    ------------
Subtotal (Brought forward)                        $   388,739   $     775,320

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1, 1999,
due on December 31, 1999, delinquent.                   6,500           6,500

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                   8,800           8,800

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                         50,000          50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                   2,500           2,500

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                            20,000          20,000

George H. Henderson, (a shareholder and
officer of the Company), unsecured,
interest at 10%, dated April 14, 2000,
due on December 31, 2000, delinquent.                  72,957          72,957

Futura Title Corporation dba Alliance Title
& Escrow, former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed) due September
1994.  Delinquent. (See Note 7).                      209,444         209,444
                                                   ----------    ------------
Subtotal (carried forward)                        $   758,940   $   1,145,521
                                                   ----------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2001            2000
-----------------------                            ----------    ------------
Subtotal (Brought forward)                        $   758,940   $   1,145,521

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                  110,000         110,000

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001.                                       50,000          50,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                     10,000          10,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                    10,000          10,000

George H. Henderson, (shareholder and
officer of the Company), unsecured,
interest at 12%, dated October 1, 2000,
due on October 1, 2001.                                42,590          42,590

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand.                  1,000           1,000

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                 4,000           4,000

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                 3,000           3,000
                                                   ----------    ------------
Totals                                            $   989,530   $   1,376,111
                                                   ==========    ============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 6 - LINE OF CREDIT

At March 31, 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.


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

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended March 31, 2001, the Company reclassified this amount to settlements payable.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended March 31, 2001, the Company reclassified this amount to settlements payable. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 7- LITIGATION (Continued)

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, $61,543 is included in commitments and contingencies in these financial statements. During the period ended March 31, 2001, the Company reclassified this amount to settlements payable. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in these financial statements at December 31, 2000. During the period ended March 31, 2001, the Company reclassified this amount to settlements payable.

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements at March 31, 2001 and December 31, 2000.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581, with accrued interest included in interest payable for the amount of $216,570. As of March 31, 2001, the Company reclassified this note and the interest accrued thereon to commitments and contingencies with no further interest accruing. (See Notes 5 and 12.)

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account in the amount of $21,260 plus accrued interest. The debt was paid in full in March 2000 and the case was dismissed.

Terrance Dunne
--------------
Terrance Dunne, the Company's former auditor initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company has countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
NOTE 7 - LITIGATION (Continued)

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended March 31, 2001, the Company reclassified this amount to settlements payable.

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of the inability of the Company to fund operations and payments to the Company's creditors. The collection judgments, which are substantially unpaid at March 31, 2001 and December 31, 2000, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. Subsequent to the date of these financial statements, in May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. The remaining amount in dispute totals $64,095 and the Company plans to contest the claims. These amounts are not recorded in the accompanying financial statements.

The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.


NOTE 8 - COMMON STOCK

In February 2000, the Company increased its authorized capital to 50,000,000 shares of common stock. During the year ended December 31, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit, 472,500 shares of its common stock valued at $80,625 for forbearance on notes payable, 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc. 400,000 shares of its common stock valued at $40,000 for partial purchase of National Diatect, Inc. and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels at $0.10 per share. The Company also issued 1,399,591 shares of its common stock valued at $342,398 for services and

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 8 - COMMON STOCK (Continued)

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
                            ==========

During August 2000, the Company issued 200,000 shares of its common stock to
G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley in full payment of the above subscriptions.


NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the years ended December 31, 2000 and 1999:

                                                         Weighted Average
                                     Number of Shares    Price per Share
                                     ----------------    ----------------
  Outstanding at December 31, 1999      894,636          $       0.06

  Granted                             1,122,335                  0.06

  Exercised                          (1,517,667)                 0.06

  Expired or forfeited                     -                    -
                                     ----------           -----------
  Outstanding December 31, 2000         499,304          $       0.06
                                     ==========           ===========

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 10 - STOCK OPTIONS (Continued)
                                                         Weighted Average
                                     Number of Shares    Price per Share
                                     ----------------    ----------------
  Outstanding at December 31, 2000       499,304                 $0.06

  Granted                                500,000                  0.10

  Exercised, expired or forfeited           -                    -
                                       ---------             ---------
  Outstanding at March 31, 2001          999,304                 $0.08
                                       =========             =========




                                    Weighted Average
  Exercise Date                     Number of Shares      Price per Share
  -------------                     ----------------      ---------------
  On or before October 25, 2000           13,738                 $0.06

  On or before April 25, 2003            152,233                 $0.06

  April 25, 2001 through April 25, 2003  166,666                 $0.06

  April 25, 2002 through April 25, 2003  166,667                 $0.06

  On or before December 31, 2004         500,000                 $0.10

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees in the periods ended March 31, 2001 and December 31, 2000 was $0.10 and $0.06 per option, respectively. Compensation cost charged to operations was $18,890 and $51,370 during the periods ended March 31, 2001 and December 31, 2000, respectively.


NOTE 11 - CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 11 - CONCENTRATION OF RISK (Continued)

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in commitments and contingencies as of March 31, 2001 and December 31, 2000, are as follows:

                            March 31, 2001     December 31, 2000
                            --------------     -----------------
  L. Craig Hunt               $    -            $  61,543
  Mid-America Venture
    Capital Fund, Inc.             -               37,336
  Sloan, Listrom, Eisenbarth,
    Sloan & Glassman, LLC          -               40,166
  Ogilvy, Adams & Rinehart         -               36,000
  Mike Glazer                    17,230            17,230
  George Brink                     -               44,648
  Danny Wirkin                  603,152              -
                              ---------         ---------
                             $  620,923        $  236,923
                              =========         =========

In the quarter ending March 31, 2001, the Company recognized $219,693 in commitments as outstanding settlements payable.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001


NOTE 13 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to sixteen shareholders (including two officers) totaling $1,119,167 as of March 31, 2001 and December 31, 2000, respectively.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $17,067 and $12,250 for the three months ended March 31, 2001 and 2000, respectively, of which $43,234 and $28,167 are included in accounts payable - related party at March 31, 2001 and December 31, 2000, respectively.

The Company's president performed consulting services for the Company during the first quarter of 2000. Consulting services preformed by this officer totaled $17,360 for the quarter ending March 31, 2000. Included in accounts payable - related party is $2,628 at December 31, 2000.

The Company has employment contracts to pay the Company's president and vice-president annual compensation in the amount of $120,000 each. During January 2001, the Company's vice-president received a signing bonus of 350,000 option for the purchase of shares of common stock. See note 10. Executive compensation totaled $87,755 for the period ended March 31, 2001 and $56,306 is included in accrued salaries at March 31, 2001.


NOTE 14 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss of $348,184 for the three months ended March 31, 2001 and has an accumulated deficit of $12,873,240 at March 31, 2001. The Company has negative equity, negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)
The table below presents information about the Company's reportable segments:

                            Three Months Ended March 31, 2001
                         Kansas       Idaho      Eliminations  Consolidated
                       =========    ==========   ============  ============
External revenue      $        -   $    58,492   $        -    $     58,492
                       =========    ==========    =========     ===========
Operating income
     (loss)           $  (17,482)  $  (322,971)  $        -    $   (340,453)
                       =========    ==========    =========
Corporate expenses                                                        -
                                                                -----------
   Total operating
   income (loss)                                               $   (340,453)
                                                                ===========
Depreciation and
Amortization          $      152   $    73,204   $        -    $     73,356
                       =========    ==========    =========     ===========
Interest expense
and finance
charges               $        -   $    45,113   $        -    $     45,113
                       =========    ==========    =========     ===========
Identifiable assets   $  284,884   $ 2,433,953   $ (278,515)   $  2,440,322
                       =========    ==========    =========
General corporate
assets                                                                    -
                                                                -----------
   Total assets                                                $  2,440,322
                                                                ===========

                                Year Ended December 31, 2000
                         Kansas       Idaho      Eliminations  Consolidated
                       =========    ==========   ============  ============
External revenue      $  158,770   $   120,772   $ (118,178)   $    161,364
                       =========    ==========    =========     ===========
Operating income
     (loss)           $   (6,563)  $(1,185,397)  $ (118,178)   $ (1,073,782)
                       =========    ==========    =========
Corporate Expenses                                                 (316,685)
                                                                -----------
Total net income
      (Loss)                                                   $ (1,390,467)
                                                                ===========
Depreciation and
Amortization          $      903   $   315,987   $        -    $    316,890
                       =========    ==========    =========     ===========
Interest expense and
 finance charges      $    1,209   $   308,688   $        -    $    309,897
                       =========    ==========    =========     ===========
Identifiable assets   $  307,295   $ 2,377,645   $ (175,810)   $  2,509,130
                       =========    ==========    =========
General corporate
 assets                                                                   -
                                                                -----------
   Total assets                                                $  2,509,130
                                                                ===========
Kansas operations, the first reportable segment, performs services including mixing and distribution of pesticide products. Idaho operations, the second reportable segment, generates sales revenues and is dependent on services provided by the Kansas segment.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

NOTE 16 - SUBSEQUENT EVENTS

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of its common stock, Diatect will receive $25,000, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The bond is to be capable of immediately collateralizing a commercial business loan in the amount of $2,500,000. Further terms of the agreement call for the replacement of four directors to the Diatect board of directors by ITM and the acquisition of certain assets by ITM including a long-term lease agreement on gypsum mines properties in Utah, and a wallpaper plant to be constructed in Utah to utilize the gypsum produced by the mines. Terms of the agreement have not been completed as of March 31, 2001. Subsequent to the date of these financial statements, the Company is actively seeking finalization of the acquisition and no closing date has been set. See Note 1.

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

Quarter ended March 31, 2001 compared to March 31, 2000
-------------------------------------------------------
During the quarter ended March 31, 2001, our revenues were $58,492 and direct sales costs were $29,411 or approximately 50.3% of revenues. During the quarter ended March 31, 2000, revenues were $41,745 and direct sales costs were $19,783 or approximately 47.4% of revenues. The increase in revenues for the period ended March 31, 2001 compared to same period in the preceding year is due to our more successful sales efforts. We believe this increase is indicative of a positive trend in sales which should accelerate through the balance of the fiscal year. Subsequent to the date of the attached financial statements, we received a listing with the Organic Materials Review Institute for its Diatect V product. We anticipate that this listing will be seen positively by our potential customers and hope that it results in a substantial increase in orders in the near future.

Corporate Expense. For the quarter ended March 31, 2001 total operating expenses were $332,510, consisting of salaries, wages and benefits of $11,396, executive compensation of $87,755, distributor expense of $38,276, registration fees of $11,720,depreciation and amortization expenses of $73,356, legal and professional fees of $70,817, and other expenses of $39,520, resulting in a loss from operations of $303,429. For the quarter ended March 31, 2000 total operating expenses were $221,814, consisting of salaries, wages and benefits of $11,195, depreciation and amortization expenses of $78,644, legal and professional fees of $113,784, and other expenses of $18,191, resulting in a loss from operations of $199,852. The operating expenses for the period ended March 31, 2001 were higher than the prior year period primarily due to increases in executive compensation, distributor expense, registration fees and other operating expenses, offset by a decrease in legal and professional fees. These expenses are expected to remain relatively consistent during the balance of the fiscal year, however, we anticipate that our overall operating expenses may increase as our sales volume increases due to additional production and distribution expenses.

Other Income and Expense. Interest expense for the quarter ended March 31, 2001 was $37,382, offset by miscellaneous income of $358, compared to $46,454, offset by miscellaneous income of $427 for the same period in the preceding year.

For the quarter ended March 31, 2001, we had a net loss of $340,453, and loss per share was $0.01 per share. For the quarter ended March 31, 2000, we had a net loss of $245,879, and loss per share was $0.01.

Liquidity and Capital Resources
-------------------------------
At March 31, 2001, we had current assets of $269,971, consisting of primarily of accounts receivable, prepaid interest, royalties, and expenses, and inventory. We had current liabilities of $2,354,559, consisting primarily of accounts payable, a line of credit, interest payable and notes payable, for a working capital deficit of $2,084,588. At March 31, 2001, we had property, plant and equipment totaling $44,569, net of depreciation, and other assets of $2,125,782, consisting primarily of our investment in EPA labels.

Cash used in operations for the quarter ended March 31, 2001 was $2,788. In 2001, our operations have been funded primarily by a stockholder advance, accruing salaries and increases in accounts payable. Cash used in operations for the period ended March 31, 2001 included the issuance of stock options for services in the amount of $18,890.

In December 2000, we signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of our common stock, we will receive a $20,000 cash loan, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The corporate bond is to be capable of collateralizing a commercial business loan in the amount of $2,500,000. We are seeking to complete the collateralization of the corporate bond. Until the collateralization is successful, no closing date will be set and we cannot guarantee when of if the additional capital will be available to us. See Note 16 to the financial statements.

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

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
We have not experienced significant variations in sales of products attributable to seasonal factors.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against us on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon has been included in commitments and contingencies at December 31, 2000 and in settlements payable at March 31, 2001. Since mid-1996, there has been no communication with Ogilvy or its attorneys, nor has Ogilvy made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against us for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Mr. Hunt received a judgment against us on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, the amount owed is included in commitments and contingencies, and in settlements payable at March 31, 2001. To date, Mr. Hunt has made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. ("Mid America") brought action on July 23, 1997 against us for failure to pay loans on two promissory notes totaling $35,000. Mid America was awarded a judgment against us on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, we have paid a total of $4,000, but we are currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies at December 31, 2000 and in settlements payabel at March 31, 2001.

Mike Glazer
-----------
A consultant allegedly rendered services to one of our subsidiaries during 1996 in the amount of $17,230 and has brought an action to recover that amount. We have chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of our subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies at December 31, 2000 and March 31, 2001.

Danny Wirken
------------
We are considering litigation against Danny Wirkin, (one of the brokers involved in the selling of our stock (which gave rise to certain litigation for stock manipulation), with the objective of obtaining a judgment for damages and foreclosing on our obligation under our note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581 with accrued interest included in interest payable for the amount of $216,570. At March 31, 2001, this note has been reclassified as a contingency. See Notes 5 and 12 to the financial statements.

Sloan, Listrom, Eisenbarth, Sloan & Glassman,LLC
------------------------------------------------
An action, commenced on November 17, 1998 by our former legal counsel to collect legal fees and costs, was not contested. In November 1999, the plaintiff was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability in commitments and contingencies at December 31, 2000 and in settlements payable at March 31, 2001.

George Brink
------------
George Brink filed suit against us in the year 2000 to collect on a promissory note in the amount of $ 37,500. We have chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of our subsidiary, Diatect International, Inc. are fully encumbered. The amount of $37,500 is included in commitments and contingencies at December 31, 2000 and in settlements payable at March 31, 2001.

Terrance Dunne
--------------
Terrance Dunne, a former auditor initiated action against us for payment of unpaid fees. In response to the allegations, we have countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

Former Officers and Consultant
------------------------------
In September 2000, we received notice from two former officers and a former consultant that they intended to bring action for nonpayment of back wages.
In May 2001, we issued 188,000 shares of our common stock valued at $47,000 in full settlement with on former officer. The remaining amount in dispute totals $64,095 and we plan to contest the claims. These amounts are not recorded in the accompanying financial statements.

Creditors' Judgments
--------------------
During 1994 and 1995, we were sued by a number of creditors, which actions we allowed to go to judgment. These actions and the consequential judgments arose as a direct result of our inability to fund our operations and make payments to our creditors. The collection judgments, which are substantially unpaid at March 31, 2001 and December 31, 2000, total approximately $52,000, and are included in our accounts payable and other obligations.

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

     ITEM 2.  CHANGES IN SECURITIES
     None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

     ITEM 5.  OTHER INFORMATION

Executive Vice President

On January 1, 2001, Jay Downs, Director, became a full-time employee in the capacity of Executive Vice President. His employment Agreement spans a three year period at an annual salary of $120,000, a signing bonus of 350,000 options for the purchase of shares of common stock at $0.10 per share, 50,000 incentive stock options under a to-be-formulated Incentive Stock Plan, and provisions for a bonus pay based upon 1% of gross sales receipts as determined on a quarterly basis.

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DIATECT INTERNATIONAL CORPORATION

Date: May 14, 2001

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary