Form 10QSB
period 2001-06-30
DIATECT INTERNATIONAL CORP
filed 2001-08-20
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2001

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                            29,945,593
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2001

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

Diatect International Corp.
Consolidated Balance Sheets

ASSETS
                                              June 30,
                                                2001             December 31,
                                             (Unaudited)             2000
                                             -----------         ------------

CURRENT ASSETS

 Cash                                       $      5,940        $       3,384
 Accounts receivable                             193,662               58,014
 Employee receivable                               2,750                 -
 Prepaid interest                                 44,733               42,550
 Prepaid royalties                                35,329               37,500
 Prepaid expenses                                    424                 -
 Inventories                                     133,694              123,975
                                             -----------         ------------
   Total Current Assets                          416,532              265,423
                                             -----------         ------------

PROPERTY, PLANT AND EQUIPMENT

 Building                                         23,501               23,501
 Equipment                                        49,195               49,195
 Less accumulated depreciation                   (30,680)             (25,573)
                                             -----------         ------------
   Total Property, Plant and Equipment            42,016               47,123
                                             -----------         ------------
OTHER ASSETS

 Deposits                                        150,000              150,000
 Goodwill, net of amortization                    27,050               27,050
 Investment in EPA labels, net of
  amortization                                 1,877,928            2,019,534
                                             -----------         ------------
   Total Other Assets                          2,054,978            2,196,584
                                             -----------         ------------
TOTAL ASSETS                                $  2,513,526        $   2,509,130
                                             ===========         ============

See accompanying notes.

Diatect International Corp.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              June 30,
                                                2001             December 31,
                                             (Unaudited)             2000
                                             -----------         ------------
CURRENT LIABILITIES
 Accounts payable                           $    294,537        $     234,871
 Accounts payable - related parties               43,234               30,795
 Deposit payable                                  20,000               20,000
 Line of credit                                   97,000               97,000
 Interest payable                                543,167              725,465
 Settlements payable                             219,693                 -
 Accrued salaries                                 98,184                 -
 Stockholder advance                             120,980                 -
 Other accrued liabilities                         2,843                1,021
 Notes payable                                 1,049,530            1,376,111
                                             -----------         ------------
   Total Current Liabilities                   2,489,168            2,485,263
                                             -----------         ------------
COMMITMENTS AND CONTINGENCIES                     17,230              236,923
                                             -----------         ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000
  shares authorized; 29,945,593 and
  28,716,073 shares issued and outstanding    12,459,510           12,260,630
 Stock options                                    70,260               51,370
 Accumulated deficit                         (12,522,642)         (12,525,056)
                                             -----------         ------------
   Total Stockholders' Equity (Deficit)            7,128             (213,056)
                                             -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                            $  2,513,526        $   2,509,130
                                             ===========         ============




See accompanying notes.

Diatect International Corp.
Consolidated Statements of Operations


                                        For the Three Months Ended      For the Six Months Ended
                                                 June 30,                       June 30,
                                            2001         2000              2001         2000
                                        (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                        -----------   -----------      -----------   -----------
REVENUES                               $    180,490  $     33,182     $    238,982  $     74,927
                                        -----------   -----------      -----------   -----------
COST OF SALES                                80,621        20,021          110,032        39,804
                                        -----------   -----------      -----------   -----------
GROSS PROFIT                                 99,869        13,161          128,950        35,123
                                        -----------   -----------      -----------   -----------
OPERATING EXPENSES

 Salaries, wages and benefits                10,793        80,685           21,859        91,880
 Executive compensation                     107,000        62,639          194,755        62,639
 Distributor expense                           -             -              38,276          -
 Registration fees                              160          -              11,880          -
 Depreciation and amortization               73,357        78,643          146,713       157,287
 Legal and professional fees                 72,161         9,942          142,978       123,726
 Other operating expense                     36,175        19,463           75,695        37,654
                                        -----------   -----------      -----------   -----------
   Total Operating Expenses                 299,646       251,372          632,156       473,186
                                        -----------   -----------      -----------   -----------
OPERATING LOSS                             (199,777)     (238,211)        (503,206)     (438,063)
                                        -----------   -----------      -----------   -----------
OTHER INCOME (EXPENSES)
 Interest expense                           (66,620)      (78,665)        (104,002)     (125,119)
 Miscellaneous                               (1,913)          886           (1,555)        1,313
 Donations                                      (75)          (25)             (75)          (25)
                                        -----------   -----------      -----------   -----------
   Total Other Income (Expenses)            (68,608)      (77,804)        (105,632)     (123,831)
                                        -----------   -----------      -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEM             (268,385)     (316,015)        (608,838)     (561,894)
                                        -----------   -----------      -----------   -----------
EXTRAORDINARY ITEM
 Gain from debt forgiveness                   8,100          -               8,100          -
 Gain from debt restructure                 603,152          -             603,152          -
                                        -----------   -----------      -----------   -----------
   Total Extraordinary Items                611,252          -             611,252          -
                                        -----------   -----------      -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES           342,867      (316,015)           2,414      (561,894)
                                        -----------   -----------      -----------   -----------
INCOME TAXES                                   -             -                -             -
                                        -----------   -----------      -----------   -----------
NET INCOME (LOSS)                      $    342,867  $   (316,015)    $      2,414  $   (561,894)
                                        ===========   ===========      ===========   ===========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE            $       0.01  $      (0.01)    $        Nil  $      (0.03)
                                        ===========   ===========      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                        29,539,020    21,346,369       29,130,648    20,562,042
                                        ===========   ===========      ===========   ===========


See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Common
                                         Common Stock          Stock      Stock       Accumulated
                                     Shares       Amount      Options   Subscribed      Deficit          Total
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 1999  19,535,231   $10,366,608   $   -      $  186,238   $(11,134,589)   $ (581,743)

Issuance of shares for guarantee
 of line of credit at $0.10 per
 share                               500,000        50,000       -            -              -           50,000

Issuance of shares to
 contractors, directors and
 others for services at $0.25
 per share                         1,399,591       342,398       -            -              -          342,398

Issuance of shares for purchase
 of investment at $0.20 per
 share                               600,000        60,000       -            -              -           60,000

Issuance of shares for purchase
 of rights to EPA labels at
 $0.10 per share                     110,000        11,000       -            -              -           11,000

Issuance of shares for
 forbearance of notes payable
 at $0.25 per share                  122,500        30,625       -            -              -           30,625

Issuance of shares to officers
 for exercise of options at
 $0.06 per share                   1,517,667        91,049       -            -              -           91,049

Issuance of shares subscribed        290,000       186,238       -        (186,238)          -             -

Issuance of shares for debt
 at $0.25 per share                4,291,084     1,072,712       -            -              -        1,072,712

Issuance of shares for loan
 incentive at prices ranging
 from $0.10 to $0.25 per share       350,000        50,000       -            -              -           50,000

Options granted to officers as
 bonus for new contracts                -             -        51,370         -              -           51,370

Net loss for the year ended,
 December 31, 2000                      -             -          -            -        (1,390,467)   (1,390,467)
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 2000  28,716,073    12,260,630     51,370         -       (12,525,056)     (213,056)

Issuance of shares for debt at
$0.25 per share                      291,520        72,880       -            -              -           72,880

Issuance of shares for guarantee of
debt and line of credit at $0.10
per share                            350,000        35,000       -            -              -           35,000

Issuance of shares for cash at $0.10
to $0.12 per share                   400,000        44,000       -            -              -           44,000

Issuance of share in settlement of
salary claim at $0.25 per share      188,000        47,000       -            -              -           47,000

Options granted to officer as
bonus for contract                      -             -        18,890         -              -           18,890

Net income for the six months ended,
June 30, 2001 (Unaudited)               -             -          -            -             2,414         2,414
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of June 30, 2001
 (Unaudited)                      29,945,593  $ 12,459,510   $ 70,260   $     -      $(12,522,642)   $    7,128
                                  ==========    ==========    =======   ==========    ===========     =========

See accompanying notes.

Diatect International Corp.
Consolidated Cash Flow Statements


                                                    For the Six Months Ended
                                                             June 30,
                                                        2001         2000
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $      2,414  $   (561,894)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Gain from debt restructure                          (603,152)         -
   Gain from debt forgiveness                            (8,100)         -
   Depreciation and amortization                        146,713       157,287
   Issuance of stock for services                        47,000        50,750
   Issuance of stock options for services                18,890        51,370
   Issuance of stock for finance charges                 35,000        30,625
   Prepaid finance charges paid by issuance of stock       -           50,000
   Stock issued for payment of accrued expenses            -           61,000
 Changes in assets and liabilities:
   Accounts receivable                                 (135,648)       (3,530)
   Employee receivable                                   (2,750)         -
   Prepaid interest                                      (2,183)      (46,844)
   Prepaid royalties                                      2,171          -
   Prepaid expenses                                        (424)         -
   Inventories                                           (9,719)       15,156
   Deposits                                                -            3,000
   Accounts payable                                      59,666       (18,550)
   Accounts payable - related parties                    12,439       (92,792)
   Interest payable                                      79,263        86,448
   Accrued salaries                                      98,184          -
   Stockholder advance                                  120,980          -
   Other accrued liabilities                              1,822        18,535
                                                    -----------   -----------
NET CASH FLOWS USED BY OPERATING
ACTIVITIES                                             (137,434)     (199,439)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                 -           (2,443)
 Purchase of goodwill                                      -           (3,000)
                                                    -----------   -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                -           (5,443)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit                              -           90,000
 Proceeds from sale of stock                             44,000          -
 Net proceeds from notes payable                         95,990       117,911
                                                    -----------   -----------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                              139,990       207,911
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH                           2,556         3,029
                                                    -----------   -----------
CASH AT BEGINNING OF YEAR                                 3,384         2,160
                                                    -----------   -----------
CASH AT END OF PERIOD                              $      5,940  $      5,189
                                                    ===========   ===========


See accompanying notes.

Diatect International Corp.
Consolidated Cash Flow Statements (Continued)


                                                    For the Six Months Ended
                                                             June 30,
                                                        2001         2000
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                             $       -     $       -

 Income taxes paid                                 $       -     $       -

NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for prepaid finance
  charges                                          $     10,000  $     50,000
 Issuance of common stock for services             $     47,000  $     50,750
 Issuance of common stock for investment           $       -     $     20,000
 Issuance of common stock for rights to EPA labels $       -     $     11,000
 Issuance of common stock for payment of accrued
  expenses                                         $       -     $     61,000
 Issuance of common stock for forbearance of
  notes payable and line of credit                 $     25,000  $     30,625
 Issuance of stock options for services            $     18,890  $     51,370
 Issuance of common stock for debt                 $     72,880  $       -




See accompanying notes.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

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

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). Terms of the agreement were not completed as of June 30, 2001 and the Company is seeking to rescind the agreement during August 2001. See Note 16.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the six months ended June 30, 2001 and 2000 was $5,106 and $5,027, respectively.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------
Most intangible assets are amortized over the remaining useful life on a straight-line basis, which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the six months ending June 30, 2001 and 2000 was $141,607 and $152,260, respectively.

Income Taxes
------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $1,878,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $12,522,000, which expire in the years 2011 through 2021.

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates
---------
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2001.

Fair Value of Financial Instruments
-----------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - INVENTORIES

Inventories at June 30, 2001 and December 31, 2000 consist of the following:

                              June 30,          December 31,
                                2001                2000
                             ----------        -------------
 Raw Materials              $    26,612       $       26,171
 Finished Goods                 107,082               97,804
                             ----------        -------------
  Total                     $   133,694       $      123,975
                             ==========        =============


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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At June 30, 2001 and December 31, 2000, notes payable consisted of the following:

                                                    June 30,      December 31,
Creditor and Conditions                               2001            2000
-----------------------                            -----------   ------------
Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                        $      7,500          7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.              15,000         15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.               25,000         25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Notes 7 and 16.)                      -           386,581

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                               -            40,000

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                              5,239          5,239
                                                   -----------   ------------
Subtotal (carried forward)                        $     52,739  $     479,320
                                                   -----------   ------------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    June 30,      December 31,
Creditor and Conditions                               2001            2000
-----------------------                            -----------   ------------
Subtotal (Brought forward)                        $     52,739  $     479,320

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                          20,000         20,000

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                         251,000        251,000

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                            25,000         25,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1, 1999, due
on December 31, 1999, delinquent.                        6,500          6,500

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                    8,800          8,800

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                          50,000         50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                    2,500          2,500

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                             20,000         20,000
                                                   -----------   ------------
Subtotal (carried forward)                        $    436,539  $     863,120
                                                   -----------   ------------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    June 30,      December 31,
Creditor and Conditions                               2001            2000
-----------------------                            -----------   ------------
Subtotal (Brought forward)                        $    436,539  $     863,120

George H. Henderson, (a shareholder and
officer of the Company), unsecured,
interest at 10%, dated April 14, 2000,
due on December 31, 2000, delinquent.                   72,957         72,957

Futura Title Corporation dba Alliance Title
& Escrow, former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed) due September
1994.  Delinquent. (See Note 7).                       209,444        209,444

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                   110,000        110,000

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001.                                        50,000         50,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                      10,000         10,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                     10,000         10,000

George H. Henderson, (shareholder and
officer of the Company), unsecured,
interest at 12%, dated October 1, 2000,
due on October 1, 2001.                                 42,590         42,590
                                                   -----------   ------------
Subtotal (carried forward)                        $    941,530  $   1,368,111
                                                   -----------   ------------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                    June 30,      December 31,
Creditor and Conditions                               2001            2000
-----------------------                            -----------   ------------
Subtotal (Brought forward)                        $    941,530  $   1,368,111

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand.                   1,000          1,000

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                  4,000          4,000

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                  3,000          3,000

Robinson Family, LLC, (shareholders of the
Company), unsecured, interest at 12%, dated
April 1, 2001, due on October 1, 2001.                 100,000           -
                                                   -----------   ------------
Totals                                            $  1,049,530  $   1,376,111
                                                   ===========   ============

NOTE 6 - LINE OF CREDIT

At June 30, 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 7 - LITIGATION (Continued)

John Wilding Lawsuit (Continued)
--------------------------------
EP&T was contractually obligated to convey the White Mountain stock back to Diatect subject to a security interest for the purchase price of said stock paid by EP&T (or its affiliates) to Wilding. In 1998, it became apparent that EP&T would not honor its agreement with Diatect. The possibility exists that Diatect will bring a breach of contract action against Environmental Products and Technology, Inc. and its affiliates for its failure to transfer the shares of White Mountain stock to Diatect pursuant to agreement.

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, the Company reclassified this amount to settlement payable.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, the Company reclassified this amount to settlements payable. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. During the period ended June 30, 2001, the Company reclassified this amount to settlement payable.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, $61,543 is included in commitments and contingencies in these financial statements. During the period ended June 30, 2001, the Company reclassified this amount to settlements payable. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in these financial statements at December 31, 2000. During the period ended June 30, 2001, the Company reclassified this amount to settlements payable.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 7 - LITIGATION (Continued)

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements at June 30, 2001 and December 31, 2000.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581, with accrued interest included in interest payable for the amount of $216,570. During June 2001, the Company declared this note and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from debt restructure, which is reflected in the financial statements at June 30, 2001 as an extraordinary item. (See Notes 5, 12 and 16.)

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

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, the Company reclassified this amount to settlements payable.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 7 - LITIGATION (Continued)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of the inability of the Company to fund operations and payments to the Company's creditors. The collection judgments, which are substantially unpaid at June 30, 2001 and December 31, 2000, total approximately $52,000, and are included in the Company's accounts payable and other obligations.

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

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. This amount is included in executive compensation in the attached financial statement. The remaining amount in dispute totals $64,095 and the Company plans to contest the claims. This amount is not recorded in the accompanying financial statements.

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 8 - COMMON STOCK (Continued)

During April and May of 2001, the Company issued 100,000 shares of its common stock valued at $10,000 in consideration for a note payable, 291,520 shares of its common stock valued at $72,880 for debt, 188,000 shares of its common stock valued at $47,000 to a former officer for back wages (Note 7) and 250,000 share of its common stock valued at $25,000 in consideration of extension on a line of credit. The Company also sold 400,000 shares of its common stock at prices ranging from $0.10 to $0.12 per share.

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
                     ==========

During August 2000, the Company issued 200,000 shares of its common stock to
G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley, in full payment of the above subscriptions.

NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the period ended June 30, 2001 and the year ended December 31, 2000:

                                                     Weighted Average
                                  Number of Shares   Price per Share
                                  ----------------   ----------------
 Outstanding at December 31, 1999     894,636              0.06

 Granted                            1,122,335              0.06

 Exercised                         (1,517,667)             0.06

 Expired or forfeited                    -                  -
                                  ----------------   ----------------
 Outstanding at December 31, 2000     499,304             $0.06

 Granted                              500,000              0.10

 Exercised, expired or forfeited         -                  -
                                  ----------------   ----------------
 Outstanding at June 30, 2001         999,304             $0.08
                                  ================   ================

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 10 - STOCK OPTIONS (Continued)

                                      Weighted Average
Exercise Date                         Number of Shares   Price per Share
-------------                         ----------------   ----------------
 On or before October 25, 2000              13,738            $0.06

 On or before April 25, 2003               152,233            $0.06

 April 25, 2001 through April 25, 2003     166,666            $0.06

 April 25, 2002 through April 25, 2003     166,667            $0.06

 On or before December 31, 2004            500,000            $0.10

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees in the periods ended June 30, 2001 and December 31, 2000 was $0.10 and $0.06 per option, respectively. Compensation cost charged to operations was $18,890 and $51,370 during the periods ended June 30, 2001 and December 31, 2000, respectively.


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


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in commitments and contingencies as of June 30, 2001 and December 31, 2000, are as follows:

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

                               June 30,        December 31,
                                 2001              2000
                               ----------      ------------
 L. Craig Hunt                $      -        $      61,543
 Mid-America Venture
   Capital Fund, Inc.                -               37,336
 Sloan, Listrom, Eisenbarth,
   Sloan & Glassman, LLC             -               40,166
 Ogilvy, Adams & Rinehart            -               36,000
 Mike Glazer                       17,230            17,230
 George Brink                        -               44,648
                               ----------      ------------
                              $    17,230     $     236,923
                               ==========      ============

In the period ending June 30, 2001, the Company recognized $219,693 in commitments as outstanding settlements payable.

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 13 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to sixteen shareholders (including two officers) totaling $712,586 and $1,119,167 as of June 30, 2001 and December 31, 2000, respectively. See Note 5.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $26,107 and $29,150 for the six months ended June 30, 2001 and 2000, respectively, of which $43,234 and $28,167 are included in accounts payable - related party at June 30, 2001 and December 31, 2000, respectively.

The Company's president performed consulting services for the Company during the first quarter of 2000. Consulting services preformed by this officer totaled $20,560 for the six months ending June 30, 2000. Included in accounts payable - related party is $2,628 at December 31, 2000.

The Company has employment contracts to pay the Company's president, vice-president of operations, and vice president of sales and marketing annual compensation in the amounts of $120,000, $75,000 and $120,000 respectively. During January 2001, the Company's vice-president of sales and marketing received a signing bonus of 350,000 options for the purchase of shares of common stock. See Note 10. Executive compensation totaled $194,755 for the period ended June 30, 2001 and $98,184 is included in accrued salaries at June 30, 2001.


NOTE 14 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss before extraordinary item of $608,838 for the six months ended June 30, 2001 and has an accumulated deficit of $12,522,642 at June 30, 2001. The Company has negative equity, negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

The table below presents information about the Company's reportable segments:

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                                               Six Months Ended June 30, 2001
                                   Kansas           Idaho      Eliminations   Consolidated
                                  ---------    -----------    -------------   ------------
External revenue                  $    -       $   238,982    $        -      $    238,982
                                  =========    ===========    =============   ============
Operating income (loss)           $ (25,803)   $  (583,035)   $        -      $   (608,838)
                                  =========    ===========    =============
Corporate expenses                                                                    -
   Total operating                                                            ------------
   income (loss)                                                              $   (608,838)
                                                                              ============
Depreciation and
 Amortization                     $     305    $   146,408    $        -      $    146,713
                                  =========    ===========    =============   ============
Interest expense
 and finance charges              $    -       $   104,002    $        -      $    104,002
                                  =========    ===========    =============   ============
Identifiable assets               $ 178,115    $ 2,507,565    $    (172,154)  $  2,513,526
                                  =========    ===========    =============
General corporate
assets                                                                                -
                                                                              ------------
   Total assets                                                               $  2,513,526
                                                                              ============


                                            Year Ended December 31, 2000
                                    Kansas       Idaho        Eliminations    Consolidated
                                  =========    ===========    ============    ============
External revenue                  $ 158,770    $   120,772    $   (118,178)   $    161,364
                                  =========    ===========    ============    ============
Operating income (loss)           $  (6,563)   $(1,185,397)   $   (118,178)   $ (1,073,782)
                                  =========    ===========    ============
Corporate Expenses                                                                (316,685)
                                                                              ------------
Total net income (loss)                                                       $ (1,390,467)
                                                                              ============
Depreciation and
 Amortization                     $     903    $   315,987    $       -       $    316,890
                                  =========    ===========    ============    ============
Interest expense and
 finance charges                  $   1,209    $   308,688    $       -       $    309,897
                                  =========    ===========    ============    ============
Identifiable assets               $ 307,295    $ 2,377,645    $   (175,810)   $  2,509,130
                                  =========    ===========    ============
General corporate
 assets                                                                               -
                                                                              ------------
   Total assets                                                               $  2,509,130
                                                                              ============

Kansas operations, the first reportable segment, performs services including mixing and distribution of pesticide products. Idaho operations, the second reportable segment, generates sales revenues and is dependent on services provided by the Kansas segment.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 16 - EXTRAORDINARY ITEMS

In June 2001, a former supplier agreed to write off a balance owed them in the amount of $8,100. This is reflected in the financial statement as gain from debt forgiveness. During June 2001, the Company also declared a note payable to Danny Wirken and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from debt restructure, which is reflected in the financial statements at June 30, 2001 as an extraordinary item. (See Notes 5, 12 and 16.)

NOTE 17 - SUBSEQUENT EVENTS

International Technologies and Minerals, Inc.
---------------------------------------------
In December 2000, the Company signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of its common stock, Diatect will receive $25,000, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The bond is to be capable of immediately collateralizing a commercial business loan in the amount of $2,500,000. Further terms of the agreement call for the replacement of four directors to the Diatect board of directors by ITM and the acquisition of certain assets by ITM including a long-term lease agreement on gypsum mines properties in Utah, and a wallpaper plant to be constructed in Utah to utilize the gypsum produced by the mines. Terms of the agreement have not been completed as of June 30, 2001. Subsequent to the date of these financial statements, the Company is actively seeking to rescind the agreement during August 2001. See Note 1.

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

Three and Six Month Periods ended June 30, 2001 compared to June 30, 2000
-------------------------------------------------------------------------
During the three and six month periods ended June 30, 2001, we had total revenues of $180,490 and $238,982, respectively, with costs of sales of $80,621 and $110,032, respectively, or approximately 45% and 46% of revenues, respectively. Our total revenues for the three and six month periods ended June 30, 2000 were $33,182 and $74,927 with costs of sales of $20,021 and
$39,804, or approximately 60% and 53%, respectively, of revenue.   The
substantial increase in revenues for the periods ended June 30, 2001 compared to same periods in the preceding year reflects the success of our marketing efforts. We believe this increase is indicative of a positive trend which we expect to continue through the balance of the fiscal year.

Corporate Expense. For the three and six months ended June 30, 2001 total operating expenses were $299,646 and $632,156, respectively, consisting of salaries, wages and benefits of $10,793 and $21,859, executive compensation of $107,000 and $194,755, depreciation and amortization expenses of $73,357 and $146,713, legal and professional fees of $72,161 and $142,978, and other expenses of $36,175 and $75,695, plus distributor expenses and registration fees totaling $50,156 (for the six month period) resulting in a loss from operations of $199,777 and $503,206, respectively. For the three and six months ended June 30, 2000 total operating expenses were $251,372 and $473,186, consisting of salaries, wages and benefits of $80,685 and $91,880, executive compensation of $62,639 and $62,639, depreciation and amortization expenses of $78,643 and $157,287, legal and professional fees of $9,942 and $123,726, and other expenses of $19,463 and $37,654, resulting in a loss from operations of $238,211 and $438,063, respectively. The operating expenses for the periods ended June 30, 2001 were higher than the prior year period primarily due to increases in executive compensation, distributor expense, registration fees and other operating expenses, plus an increase in legal and professional fees. These expenses are expected to remain relatively consistent during the balance of the fiscal year, however, we anticipate that our overall operating expenses may increase as our sales volume increases due to additional production and distribution expenses.

Other Income and Expense. Interest expense for the three and six months ended June 30, 2001 was $66,620 and $104,002, respectively, compared to $78,655 and $125,119, respectively, for the same periods in the preceding year. The decrease in interest expense for the periods ended June 30, 2001 over the prior year periods reflects the our commitment to lower our indebtedness from notes payable and lines of credit.

For the three and six months ended June 30, 2001, we had a loss before extraordinary items of $268,385 and $608,838, respectively. In June 2001, a former supplier of ours agreed to write off a balance owed them in the amount of $8,100, reflected in the financial statements as an extraordinary item as gain from debt forgiveness. Also during June 2001, on the advice of our main legal counsel, we declared a note payable and the interest accrued thereon as invalid and void. Our main legal counsel further asserted that the obligation has passed the statute of limitations for collection. This action resulted in a gain of $603,152 from debt restructure, which is reflected in our financial statements at June 30, 2001 as an extraordinary item. Due to the $611,252 gain from the debt restructure and debt forgiveness, for the three and six month periods we had net income of $342,867 and $2,414, respectively, and basic income per share was $0.01 and $0.00. For purposes of comparison, our losses before the extraordinary items are consistent with prior periods. For the comparable prior year period, we had net losses of $316,015 and $561,894 for the three and six months ended June 30, 2000, and basic loss per share for the periods was $0.01 and $0.03, respectively.

Liquidity and Capital Resources
-------------------------------
At June 30, 2001, we had current assets of $416,532, consisting of cash of $5,940, accounts receivable of $193,662, an employee receivable of $2,750, prepaid interest of $44,733, prepaid royalties of $35,329, prepaid expenses of $424, and inventories of $133,694, and current liabilities of $2,489,168 for a working capital deficit of $2,072,636. At June 30, 2001, we had property, plant and equipment assets totaling $42,016, net of depreciation, and other assets of $2,054,978, consisting of deposits of $150,000 and our investment in EPA labels, net of amortization, and goodwill associated therewith.

Cash used in operations for the period ended June 30, 2001 was $137,434 compared to $199,439 for the same period ended June 30, 2000. In 2001, our operations have been funded primarily by a stockholder advance, accruing salaries and increases in accounts payable. Cash used in operations for the period ended June 30, 2001 included the issuance of common stock for services in the amount of $47,000, the compensation expense for the issuance of bonus stock options to two officers for services, the issuance of stock for payment of accrued expenses in the amount of $18,890, and the issuance of stock for payment of finance charges in the amount of $35,000.

Cash from financing activities totaled $139,990, consisting of $44,000 from the sale of stock and $95,990 in proceeds from notes payable.

In December 2000, we signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of our common stock, we were to receive a $20,000 cash loan, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The corporate bond was to be capable of collateralizing a commercial business loan in the amount of $2,500,000. We have sought to complete the collateralization of the corporate bond without any success to date. Because the process has been drawn out so long, we intend to rescind the agreement during August 2001. See Note 17 to the financial statements.

During fiscal year 2001, we intend to seek working capital from several sources, including the equity markets and private investors. In February 2000, we increased our authorized capital to allow for the issuance of additional shares of common stock. There is no assurance, however, that any of our fund raising efforts will be successful. We believe that we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. With our products in the marketplace, we anticipate our revenues will eventually offset our operating expenses. We are uncertain, however, as to how long this will take and whether we will have sufficient revenue to begin reducing our past obligations, therefore, we will continue to attempt to make offers in settlement and compromise on such obligations in an effort to decrease our contingent and other liabilities.

We believe two of the largest and most important markets for our products are the agricultural and home and garden markets. However, we lack working capital and that affects our ability to effectively market our products in these areas. When we obtain sufficient working capital, we plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets. Accordingly, although we anticipate more revenue from the sale of our products than we have received in the past, we will not be as profitable without additional cash to fund our advertising and marketing campaign.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
We have not experienced significant variations in sales of products attributable to seasonal factors.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

John Wilding Lawsuit
--------------------
On July 19, 1996, John Wilding sued us for collection on a delinquent promissory note, which was secured by stock of White Mountain Mining and Manufacturing, Inc. As of December 31, 1997, the balance owed was $142,323 plus accrued interest in the amount of $63,885. Subsequent negotiations resulted in foreclosure on June 1, 1998 on the White Mountain collateral in full payment of the note to Mr. Wilding. The foreclosed stock represented a majority of the total outstanding shares of White Mountain. Wilding subsequently sold all shares of the White Mountain stock to an affiliate of Environmental Products & Technology, Inc. (EP&T), a Utah corporation which signed an agreement calling for EP&T to enter into a joint venture with Diatect for purposes of mining the White Mountain mineral claims of diatomaceous earth.

EP&T was contractually obligated to convey the White Mountain stock back to us subject to a security interest for the purchase price of said stock paid by EP&T (or its affiliates) to Wilding. In 1998, it became apparent that EP&T would not honor its agreement with us. The possibility exists that we will bring a breach of contract action against Environmental Products and Technology, Inc. and its affiliates for its failure to transfer the shares of White Mountain stock to us pursuant to agreement.

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, our former legal counsel was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the our balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, we reclassified this amount to settlement payable.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against us on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on our balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, we reclassified this amount to settlements payable. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against us for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against us was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, $61,543 is included in commitments and contingencies in these financial statements. During the period ended June 30, 2001, we reclassified this amount to settlements payable. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against us for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, we have paid a total of $4,000 and are currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in the financial statements at December 31, 2000. During the period ended June 30, 2001, we reclassified this amount to settlements payable.

Mike Glazer
-----------
A consultant rendered services to a subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. We have chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements at June 30, 2001 and December 31, 2000.

Danny Wirken
------------
We have been considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and precluding Mr. Wirkin from foreclosing on our obligation under our note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581, with accrued interest included in interest payable for the amount of $216,570. In June 2001, we declared this note and the interest accrued thereon as invalid and void based on advice from our main legal counsel. Our main legal counsel further asserted that our obligation has passed the statute of limitations for Mr. Wirkin to bring an action for collection thereon. Our decision to declare the note null and void resulted in a gain from debt restructure, which is reflected in the financial statements at June 30, 2001 as an extraordinary item. (See Notes 5, 12 and 16.)

Terrance Dunne
--------------
Terrance Dunne, a former auditor, initiated action against us for payment of unpaid fees. In response to the allegations, we have countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on our balance sheet in commitments and contingencies at December 31, 2000. During the period ended June 30, 2001, we reclassified this amount to settlements payable.

Creditors' Judgments
--------------------
During 1994 and 1995, we were sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of our inability to fund operations and payments to our creditors. The collection judgments, which are substantially unpaid at June 30, 2001 and December 31, 2000, total approximately $52,000, and are included in our accounts payable and other obligations.

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

Former Officers and Consultant
------------------------------
In September 2000, we received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, we issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. This amount is included in executive compensation in the attached financial statement.
The remaining amount in dispute totals $64,095 and we plan to contest the claims. This amount is not recorded in the accompanying financial statements.

We are not aware of any other threatened litigation against us or our subsidiaries. However, there remains a possibility of litigation against us and/or our subsidiaries by creditors.


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

     DIATECT INTERNATIONAL CORPORATION

Date: August 20, 2001

/s/ George H. Henderson, President/Treasurer

/s/ John L. Runft, Secretary