Form 10QSB
period 2001-09-30
DIATECT INTERNATIONAL CORP
filed 2001-11-14
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2001

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                             33,887,416
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2001

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

Diatect International Corp.
Consolidated Balance Sheets

ASSETS
                                            September 30,
                                                2001             December 31,
                                             (Unaudited)             2000
                                             -----------         ------------

CURRENT ASSETS

 Cash                                       $      4,373        $       3,384
 Accounts receivable                             410,034               58,014
 Employee receivable                               3,555                 -
 Prepaid interest                                 76,113               42,550
 Prepaid royalties                                27,220               37,500
 Prepaid expenses                                    374                 -
 Inventories                                     126,389              123,975
                                             -----------         ------------
   Total Current Assets                          648,058              265,423
                                             -----------         ------------

PROPERTY, PLANT AND EQUIPMENT
 Mining property                                     540                 -
 Building                                         23,501               23,501
 Equipment                                        50,749               49,195
 Less accumulated depreciation                   (33,235)             (25,573)
                                             -----------         ------------
   Total Property, Plant and Equipment            41,555               47,123
                                             -----------         ------------
OTHER ASSETS

 Deposits                                         40,000              150,000
 Goodwill, net of amortization                    27,050               27,050
 Investment in EPA labels, net of
  amortization                                 1,807,707            2,019,534
                                             -----------         ------------
   Total Other Assets                          1,874,757            2,196,584
                                             -----------         ------------
TOTAL ASSETS                                $  2,564,370        $   2,509,130
                                             ===========         ============

See accompanying notes.

Diatect International Corp.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            September 30,
                                                2001             December 31,
                                             (Unaudited)             2000
                                             -----------         ------------
CURRENT LIABILITIES
 Accounts payable                           $    248,561        $     234,871
 Accounts payable - related parties              114,990               30,795
 Bank overdraft                                   14,430                 -
 Deposit payable                                    -                  20,000
 Line of credit                                   97,000               97,000
 Interest payable                                279,569              725,465
 Settlements payable                             218,193                 -
 Other accrued liabilities                         4,687                1,021
 Notes payable                                 1,048,172            1,376,111
                                             -----------         ------------
   Total Current Liabilities                   2,025,602            2,485,263
                                             -----------         ------------
COMMITMENTS AND CONTINGENCIES                    466,606              236,923
                                             -----------         ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000
  shares authorized; 33,887,416 and
  28,716,073 shares issued and outstanding    12,865,124           12,260,630
 Stock options                                    70,260               51,370
 Accumulated deficit                         (12,863,222)         (12,525,056)
                                             -----------         ------------
   Total Stockholders' Equity (Deficit)           72,162             (213,056)
                                             -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                            $  2,564,370        $   2,509,130
                                             ===========         ============




See accompanying notes.

Diatect International Corp.
Consolidated Statements of Operations


                                        For the Three Months Ended     For the Nine Months Ended
                                              September 30,                  September 30,
                                            2001         2000              2001         2000
                                        (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                        -----------   -----------      -----------   -----------
REVENUES                               $    271,600  $     31,646     $    510,582  $    106,573

COST OF SALES                                74,542         9,601          184,574        49,405
                                        -----------   -----------      -----------   -----------
GROSS PROFIT                                197,058        22,045          326,008        57,168
                                        -----------   -----------      -----------   -----------
OPERATING EXPENSES

 Salaries, wages and benefits                 7,807        23,558           29,666       115,438
 Consulting                                   4,112       236,762            4,112       299,401
 Executive compensation                     166,720          -             361,475          -
 Distributor expense                        112,642          -             150,918          -
 Registration fees                              240          -              12,120          -
 Depreciation and amortization               72,776        61,234          219,489       218,521
 Legal and professional fees                 24,821        97,872          167,799       221,598
 Other operating expense                     41,518        46,811          117,290        84,490
                                        -----------   -----------      -----------   -----------
   Total Operating Expenses                 430,636       466,237        1,062,869       939,448
                                        -----------   -----------      -----------   -----------
OPERATING LOSS                             (233,578)     (444,192)        (736,861)     (882,280)
                                        -----------   -----------      -----------   -----------
OTHER INCOME (EXPENSES)
 Interest expense                          (106,991)     (108,643)        (210,993)     (233,762)
 Miscellaneous                                   (9)          491           (1,564)        1,804
                                        -----------   -----------      -----------   -----------
   Total Other Income (Expenses)           (107,000)     (108,152)        (212,557)     (231,958)
                                        -----------   -----------      -----------   -----------

LOSS BEFORE EXTRAORDINARY ITEMS            (340,578)     (552,344)        (949,418)   (1,114,238)

EXTRAORDINARY ITEMS
 Gain from debt forgiveness                    -             -               8,100          -
 Gain from debt restructure                    -             -             603,152          -
                                        -----------   -----------      -----------   -----------
   Total Extraordinary Items                   -             -             611,252          -
                                        -----------   -----------      -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES           340,578      (552,344)        (338,166)   (1,114,238)
                                        -----------   -----------      -----------   -----------
INCOME TAXES                                   -             -                -             -
                                        -----------   -----------      -----------   -----------
NET INCOME (LOSS)                      $    340,578  $   (552,344)    $   (338,166) $ (1,114,238)
                                        ===========   ===========      ===========   ===========
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE            $      (0.01) $      (0.02)    $      (0.01) $      (0.05)
                                        ===========   ===========      ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                        30,520,707    23,135,128       29,520,707    21,425,998
                                        ===========   ===========      ===========   ===========


See accompanying notes.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          Common
                                         Common Stock          Stock      Stock       Accumulated
                                     Shares       Amount      Options   Subscribed      Deficit          Total
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 1999  19,535,231   $10,366,608   $   -      $  186,238   $(11,134,589)   $ (581,743)

Issuance of shares for guarantee
 of line of credit at $0.10 per
 share                               500,000        50,000       -            -              -           50,000

Issuance of shares to
 contractors, directors and
 others for services at $0.25
 per share                         1,399,591       342,398       -            -              -          342,398

Issuance of shares for purchase
 of investment at $0.20 per
 share                               600,000        60,000       -            -              -           60,000

Issuance of shares for purchase
 of rights to EPA labels at
 $0.10 per share                     110,000        11,000       -            -              -           11,000

Issuance of shares for
 forbearance of notes payable
 at $0.25 per share                  122,500        30,625       -            -              -           30,625

Issuance of shares to officers
 for exercise of options at
 $0.06 per share                   1,517,667        91,049       -            -              -           91,049

Issuance of shares subscribed        290,000       186,238       -        (186,238)          -             -

Issuance of shares for debt
 at $0.25 per share                4,291,084     1,072,712       -            -              -        1,072,712

Issuance of shares for loan
 incentive at prices ranging
 from $0.10 to $0.25 per share       350,000        50,000       -            -              -           50,000

Options granted to officers as
 bonus for new contracts                -             -        51,370         -              -           51,370

Net loss for the year ended,
 December 31, 2000                      -             -          -            -        (1,390,467)   (1,390,467)
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 2000  28,716,073    12,260,630     51,370         -       (12,525,056)     (213,056)
                                  ----------    ----------    -------   ----------    -----------     ---------




DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)


                                                                          Common
                                         Common Stock          Stock      Stock       Accumulated
                                     Shares       Amount      Options   Subscribed      Deficit          Total
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of December 31, 2000  28,716,073    12,260,630     51,370         -       (12,525,056)     (213,056)



Issuance of shares for debt at
$0.15 to $0.25 per share           1,408,343       266,619       -            -              -          266,619

Issuance of shares for guarantee of
debt and line of credit at $0.08 to
$0.10 per share                      875,000        74,375       -            -              -           74,375

Issuance of shares for cash at $0.10
to $0.12 per share                   400,000        44,000       -            -              -           44,000

Issuance of shares in settlement of
salary claim at $0.25 per share      188,000        47,000       -            -              -           47,000

Issuance of shares for consulting
at $0.08 per share                    50,000         3,750       -            -              -            3,750

Issuance of shares to officers for
services at $0.08 per share        1,250,000        93,750       -            -              -           93,750

Issuance of shares for settlement
of distributor agreement and
severance agreement at $0.08
per share                          1,000,000        75,000       -            -              -           75,000

Options granted to officer as
bonus for contract                      -             -        18,890         -              -           18,890

Net income for the nine months
ended September 30, 2001
(Unaudited)                             -             -          -            -          (338,166)     (338,166)
                                  ----------    ----------    -------   ----------    -----------     ---------
Balances as of September 30,
2001 (Unaudited)                  33,887,416  $ 12,865,124   $ 70,260   $     -      $(12,863,222)   $   72,162
                                  ==========    ==========    =======   ==========    ===========     =========


See accompanying notes.

Diatect International Corp.
Consolidated Cash Flow Statements
                                                    For the Nine Months Ended
                                                          September 30,
                                                        2001         2000
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $   (338,166) $ (1,114,238)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Gain from debt restructure                          (603,152)         -
   Gain from debt forgiveness                            (8,100)         -
   Depreciation and amortization                        219,489       218,521
   Issuance of stock for services                       144,500       311,058
   Issuance of stock options for services                18,890        51,370
   Issuance of stock for finance charges and interest    74,375       224,071
   Issuance of stock for settlements                     75,000          -
   Issuance of stock for debt                           266,619          -
   Prepaid finance charges paid by issuance of stock       -           50,000
   Stock issued for payment of accrued expenses            -          144,187
   Note payable issued for distributor expense           50,000          -
 Changes in assets and liabilities:
   Accounts receivable                                 (352,020)      (19,960)
   Employee receivable                                   (3,555)         -
   Prepaid interest                                     (33,563)      (44,945)
   Prepaid royalties                                     10,280          -
   Prepaid expenses                                        (374)         -
   Inventories                                           (2,414)       20,712
   Deposits                                             110,000          -
   Accounts payable                                      13,690       (10,223)
   Accounts payable - related parties                    84,195      (161,489)
   Bank overdraft                                        14,430          -
   Deposit payable                                      (20,000)         -
   Interest payable                                    (108,812)       31,330
   Commitments and contingencies                        (17,230)         -
   Other accrued liabilities                              3,666        30,039
                                                    -----------   -----------
NET CASH FLOWS USED BY OPERATING
ACTIVITIES                                             (402,252)     (269,567)
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment               (2,094)       (2,443)
                                                    -----------   -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES              (2,094)       (2,443)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from line of credit                              -           90,000
 Proceeds from sale of stock                             44,000          -
 Net proceeds from notes payable                        361,335       187,911
                                                    -----------   -----------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                              405,335       284,911
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH                             989        12,901
                                                    -----------   -----------
CASH AT BEGINNING OF PERIOD                               3,384         2,160
                                                    -----------   -----------
CASH AT END OF PERIOD                              $      4,373  $     15,061
                                                    ===========   ===========

See accompanying notes.

Diatect International Corp.
Consolidated Cash Flow Statements (Continued)


                                                    For the Nine Months Ended
                                                          September 30,
                                                        2001         2000
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                             $       -     $       -

 Income taxes paid                                 $       -     $       -

NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for prepaid finance
  charges                                          $     50,375  $     50,000
 Issuance of common stock for services             $    182,000  $    311,058
 Issuance of common stock for investment           $       -     $     60,000
 Issuance of common stock for rights to EPA labels $       -     $     11,000
 Issuance of common stock for payment of accrued
  expenses                                         $       -     $    144,187
 Issuance of common stock for forbearance of
  notes payable and line of credit                 $     25,000  $    224,070
 Issuance of stock options for services            $       -     $     51,370
 Issuance of common stock for debt                 $    266,619  $    373,373
 Issuance of note payable for investment deposit   $       -     $    110,000
 Issuance of common stock for settlement of
  distributor agreement                            $     37,500  $       -
 Issuance of note payable for distributor expense  $     50,000  $       -



See accompanying notes.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

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

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. in a transaction which requires the issuance of 400,000 shares of the Company's common stock, payment of future royalties in the amount of $120,000 payable at the rate of $0.10 per pound of certain products and assumption of a note payable in the amount of $110,000 (bearing interest at 12% and collateralized by inventory and equipment). The Company has issued 400,000 shares and the agreement has been ratified by the board of directors to a mutually agreed upon reduced note payable balance of $70,419 as of the date of these financial statements. See Note 13.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the nine months ended September 30, 2001 and 2000 was $7,662 and $7,649, respectively.

Intangible Assets
-----------------
Most intangible assets are amortized over the remaining useful life on a straight-line basis, which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Goodwill is amortized on a straight-line basis over a fifteen-year life. Amortization expense for the nine months ending September 30, 2001 and 2000 was $211,827 and $210,872, respectively.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At September 30, 2001, the Company had net deferred tax assets of approximately $1,929,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $12,863,000, which expire in the years 2011 through 2021.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impaired Asset Policy
---------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2001.

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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Recent Accounting Pronouncements
--------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 131 establishes standards for the way that companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Both SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. The Company adopted these accounting standards, and their adoption had no effect on the Company's financial statements and disclosures.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
-------------------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

NOTE 3 - INVENTORIES

Inventories at September 30, 2001 and December 31, 2000 consist of the following:

                                September 30,             December 31,
                                    2001                     2000
                                ------------              -----------
 Raw Materials                  $     48,115              $    26,171
 Finished Goods                       78,274                   97,804
                                ------------              -----------
 Total                          $    126,389              $   123,975
                                ============              ===========

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At September 30, 2001 and December 31, 2000, notes payable consisted of the following:

                                                September 30,    December 31,
Creditor and Conditions                             2001             2000
-----------------------                         -------------    ------------
Jeffrey Linabery, unsecured, interest at 14%,
due on demand.                                  $       7,500    $      7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.             15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.              25,000          25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31,
1993 due on demand. (See Notes 7 and 17.)                -            386,581

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                              -             40,000

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5,
1997, due on demand.                                   20,000          20,000

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6,
1997, due on demand.                                  251,000         251,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1,
1999, due on December 31, 1999, delinquent.             6,500           6,500

Shining Star Investment, Inc., a Nevada
corporation, (a shareholder of the Company),
unsecured, interest at 14%, dated July 14, 1995,
due December 31, 1995, delinquent.                      5,239           5,239
                                                -------------    ------------
Subtotal (carried forward)                      $     330,239    $    756,820
                                                -------------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                September 30,    December 31,
Creditor and Conditions (Continued)                 2001             2000
-----------------------                         -------------    ------------
Subtotal (Brought forward)                      $     330,239    $    756,820

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                           10,000          25,000

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1,
1999, due on December 31, 1999, delinquent.             8,800           8,800

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                         50,000          50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                   2,500           2,500

George H. Henderson, (a shareholder
of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000, delinquent.                         60,303          72,957

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001.                   70,420         110,000

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                            20,000          20,000
                                                -------------    ------------
Subtotal (carried forward)                      $     552,262    $  1,046,077
                                                -------------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                September 30,    December 31,
Creditor and Conditions (Continued)                 2001             2000
-----------------------                         -------------    ------------
Subtotal (Brought forward)                      $     552,262    $  1,046,077

Futura Title Corporation dba Alliance Title
& Escrow, former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed) due September
1994.  Delinquent. (See Note 7).                         -            209,444

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001.                                       50,000          50,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                     10,000          10,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001.                                    10,000          10,000

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand.                   -              1,000

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                 2,910           4,000

George H. Henderson, (shareholder of the
Company), unsecured, interest at 12%,
dated October 1, 2000, due on
October 1, 2001.                                         -             42,590
                                                 ------------    ------------
Subtotal (carried forward)                       $    625,172    $  1,373,111
                                                 ------------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 5 - NOTES PAYABLE (Continued)

                                                September 30,    December 31,
Creditor and Conditions (Continued)                 2001             2000
-----------------------                         -------------    ------------
Subtotal (Brought forward)                      $     625,172    $  1,373,111

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                 3,000           3,000

Venture Creations, Inc. (shareholders of the
Company), unsecured, interest at 10%,
dated September 20, 2001, due on
October 1, 2003.                                       50,000            -

Gary Hanson (shareholder of the Company),
unsecured, interest at 12%, dated July 24, 2001,
due on October 24, 2001.                               20,000            -

Bruce L. and Kim Shannon, (shareholders of the
Company), unsecured, interest at 10%, dated
September 19, 2001, due on October 21, 2001.           50,000            -

Ed L. Shannon, Jr. and Bruce L Shannon,
(shareholders of the Company), unsecured,
interest at 12%, dated August 1, 2001, due on
August 1, 2002.                                       200,000            -

Robinson Family, LLC, (shareholders of the
Company), unsecured, interest at 12%, dated
April 1, 2001, due on October 1, 2001.                100,000            -
                                                -------------    ------------
Totals                                          $   1,048,172    $  1,376,111
                                                =============    ============
NOTE 6 - LINE OF CREDIT

At September 30, 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 7 - LITIGATION

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended September 30, 2001, the Company reclassified this amount to settlement payable in the amount of $40,166.

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

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, $61,543 is included in commitments and contingencies in these financial statements. During the period ended September 30, 2001, the Company reclassified this amount to settlements payable. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $4,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in these financial statements at December 31, 2000. During the period ended September 30, 2001, the Company reclassified this amount to settlements payable.

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements at December 31, 2000 and was paid in full during the period ended September 30, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 7 - LITIGATION (Continued)

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581, with accrued interest included in interest payable for the amount of $216,570. During June 2001, the Company declared this note and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from debt restructure, which is reflected in the financial statements at September 30, 2001 as an extraordinary item. (See Notes 5, and 17.)

Toxikon, Inc.
-------------
Toxikon, Inc. filed suit in 1999 to collect on an unpaid trade account in the amount of $21,260 plus accrued interest. The debt was paid in full in March 2000 and the case was dismissed.

Terrance Dunne
--------------
Terrance Dunne, the Company's former auditor, initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company has countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended September 30, 2001, the Company reclassified this amount to settlements payable.

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of the inability of the Company to fund operations and payments to the Company's creditors. The collection judgments, which are substantially unpaid at September 30, 2001 and December 31, 2000, total approximately $52,000, and are included in the Company's accounts payable and other obligations. A settlement has been approved whereby this liability is scheduled to be paid in full on or before March 31, 2002.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 7 - LITIGATION (Continued)

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

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. This amount is included in executive compensation in the attached financial statement. The remaining amount in dispute totals $64,095. Because the Company plans to contest the related claims, the amount disputed is not recorded in the accompanying financial statements.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 8 - COMMON STOCK (Continued)

During the period ended September 2001, the Company issued 525,000 shares of its common stock valued at $41,875 in consideration for a note payable, 1,408,343 shares of its common stock valued at $266,619 for debt, 188,000 shares of its common stock valued at $47,000 to a former officer for back wages (Note 7), 1,300,000 shares of its common stock valued at $97,500 for services to officers and others, 500,000 shares of its common stock valued at $37,500 in settlement of a distributor agreement, 500,000 shares of its common stock valued at $37,500 as a severance bonus to the Company's former president and 350,000 shares of its common stock valued at $32,500 in consideration of extension on a line of credit. The shares were valued at their fair market value on the date of issuance. The Company also sold 400,000 shares of its common stock at prices ranging from $0.10 to $0.12 per share.


NOTE 9 - COMMON STOCK SUBSCRIBED

In 1996, the Company agreed to convert outstanding debts to certain individuals into common stock. This common stock was not issued until August 2000 and has been treated as common stock subscribed but not issued. The following individuals were owed common stock to satisfy the amount of these debts:

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 10 - STOCK OPTIONS (Continued)

Following is a summary of the status of these performance-based options during the period ended September 30, 2001 and the year ended December 31, 2000:

                                                          Weighted Average
                                   Number of Shares        Price per Share
                                   ----------------       ----------------
 Outstanding at December 31, 1999       894,636                $0.06

 Granted                              1,122,335                 0.06

 Exercised                           (1,517,667)                0.06

 Expired or forfeited                      -                     -
                                   ----------------       ----------------
 Outstanding at December 31, 2000       499,304                 0.06

 Granted                                500,000                 0.10

 Expired                                (13,738)                0.06

 Exercised or forfeited                    -                     -
                                   ----------------       ----------------
 Outstanding at September 30, 2001      999,304                $0.08
                                   ================       ================

                                   Weighted Average
 Exercise Date                     Number of Shares       Price per Share
 -------------                     ----------------       ----------------
 On or before April 25, 2003            152,233                $0.06

 April 25, 2001 through April 25,
  2003                                  166,666                $0.06

 April 25, 2002 through April 25,
  2003                                  166,667                $0.06

 On or before December 31, 2004         500,000                $0.10

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 10 - STOCK OPTIONS (Continued)

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees in the periods ended September 30, 2001 and December 31, 2000 was $0.10 and $0.06 per option, respectively. Compensation cost charged to operations was $18,890 and $51,370 during the periods ended September 30, 2001 and December 31, 2000, respectively.


NOTE 11 - CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in commitments and contingencies as December 31, 2000, are as follows:

                                       December 31,
                                          2000
                                       ------------
 L. Craig Hunt                         $     61,543

 Mid-America Venture
   Capital Fund, Inc.                        37,336

 Sloan, Listrom, Eisenbarth,
   Sloan & Glassman, LLC                     40,166

 Ogilvy, Adams & Rinehart                    36,000

 Mike Glazer                                 17,230

 George Brink                                44,648
                                       ------------
                                       $    236,923
                                       ============

In the period ending September 30, 2001, the Company reclassified $219,693 in commitments as outstanding settlements payable. The remaining $17,230 was paid in full during the period ended September 30, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Futura Title Corporation
------------------------
During the period ended September 30, 2001, the Company reclassified a note payable to Futura Title Corporation dba Alliance Title & Escrow plus interest accrued thereon to commitments and contingencies in the total amount of $466,606. The Company is currently negotiating a settlement agreement on this liability. Although the outcome is uncertain, the Company expects to settle for considerably less.

Lease Commitments
-----------------
The Company leased office facilities in Boise, Idaho from an individual through March 2000. The lease was a month-to-month handshake agreement, with payments of $550. In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement called a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities from May 1, 2000 through October 1, 2001. Subsequent to these financial statements, the Company is negotiating a settlement on the remaining lease.

The Company leased operating facilities in Smith Center, Kansas from an individual through July 2001. The lease was a month-to-month handshake agreement, with monthly payments of $273.

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


NOTE 13 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to sixteen shareholders totaling $910,672 and $1,119,167 as of September 30, 2001 and December 31, 2000,
respectively.  See Note 5.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $39,919 and $42,640 for the nine months ended September 30, 2001 and 2000, respectively, of which $48,942 and $28,167 are included in accounts payable - related party at September 30, 2001 and December 31, 2000, respectively.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

The Company's former president performed consulting services for the Company during the first quarter of 2000. Consulting services preformed by this former officer totaled $20,560 for the nine months ending September 30, 2000. Included in accounts payable - related party is $2,628 at December 31, 2000. No consulting services were preformed by the Company's former president during the nine months ending September 2001.

The Company has employment contracts to pay the Company's president and vice-president of operations annual compensation in the amounts of $120,000 and $75,000 respectively. During January 2001, the Company's president received a signing bonus of 350,000 options for the purchase of shares of common stock. The Company also had an employment contract to pay the Company's former president annual compensation of $120,000. See Note 10. Executive compensation totaled $361,475 for the period ended September 30, 2001 and $66,048 is included in accounts payable - related parties at September 30, 2001.


NOTE 14 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss before extraordinary item of $949,418 for the nine months ended September 30, 2001 and has an accumulated deficit of $12,863,222 at September 30, 2001. The Company has negative equity, negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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


NOTE 15 - MINING PROPERTY

The Company formerly owned a majority interest (89.125%) in White Mountain, which had unpatented mining claims located in Malheur County, Oregon. During 1998, the Company lost its controlling interest in White Mountain stock, including the mining claims, which had been pledged as collateral and was foreclosed on by note holders. (Note 7.) During September 2001, the Company was able to reacquire title to these unpatented mining claims by paying the filing fees, which had become delinquent.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations are classified into two principal reporting segments based upon geographical location. Separate accounting for each segment is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments:

                                               Nine Months Ended September 30, 2001

                              Kansas             Idaho          Eliminations       Consolidated
                          ------------       ------------      --------------      ------------
External revenue          $       -          $    510,582      $         -         $    510,582
                          ============       ============      ==============      ============
Operating income  (loss)  $    (20,005)      $   (929,413)     $         -         $   (949,418)
                          ============       ============      ==============
Corporate expenses                                                                         -

   Total operating
   income (loss)                                                                   $   (949,418)
                                                                                   ============
Depreciation and
Amortization              $       456        $    219,033      $         -         $    219,489
                          ============       ============      ==============      ============
Interest expense
and finance
charges                   $      -           $    210,993      $         -         $    210,993
                          ============       ============      ==============      ============
Identifiable assets       $    160,618       $  2,558,676      $     (154,924)     $  2,564,370
                          ============       ============      ==============
General corporate
assets                                                                                     -
                                                                                   ============
   Total assets                                                                    $  2,564,370
                                                                                   ============

                                            Year Ended December 31, 2000
                              Kansas             Idaho          Eliminations       Consolidated
                          ------------       ------------      --------------      ------------
External revenue          $    158,770       $    120,772      $     (118,178)     $    161,364
                          ============       ============      ==============      ============
Operating income (loss)   $     (6,563)      $ (1,185,397)     $      118,178      $ (1,073,782)
                          ============       ============      ==============
Corporate Expenses                                                                     (316,685)
                                                                                   ------------
Total net income (loss)                                                            $ (1,390,467)
                                                                                   ============
Depreciation and
Amortization              $       903        $    315,987      $        -          $    316,890
                          ============       ============      ==============      ============
Interest expense and
 finance charges          $      1,209       $    308,688      $        -          $    309,897
                          ============       ============      ==============      ============
Identifiable assets       $    307,295       $  2,377,645      $     (175,810)     $  2,509,130
                          ============       ============      ==============
General corporate assets                                                                   -
                                                                                   ------------
     Total assets                                                                  $  2,509,130
                                                                                   ============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATE FINANCIAL STATEMENTS
September 30, 2001

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

Kansas operations, the first reportable segment, performs services including mixing and distribution of pesticide products. Idaho operations, the second reportable segment, generates sales revenues and is dependent on services provided by the Kansas segment.


NOTE 17 - EXTRAORDINARY ITEMS

In June 2001, a former supplier agreed to write off a balance owed in the amount of $8,100. This is reflected in the financial statement as gain from debt forgiveness. During June 2001, the Company also declared a note payable to Danny Wirken and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from debt restructure, which is reflected in the financial statements at September 30, 2001 as an extraordinary item. (See Notes 5, and 12.)


NOTE 18 - SUBSEQUENT EVENTS

Purchase of Facilities
During October 2001, the Company relocated its office and operating facilities to Heber City, Utah. The Company is currently negotiating the purchase of its new facilities at $825,000 and under terms of the agreement, may continue occupying the facilities with no charge until closing occurs but not longer than July 2002. Other terms of the agreement call for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. The Company occupied the facilities on October 10, 2001 and closing is scheduled to occur in February 2002.

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

Three and Nine Month Periods ended September 30, 2001 compared to September 30, 2000
---------------------------------------------------------------------------
During the three and nine month periods ended September 30, 2001, we had total revenues of $271,600 and $510,582, respectively, with costs of sales of $74,542 and $184,574, respectively, or approximately 27% and 36% of revenues, respectively. Our total revenues for the three and nine month periods ended September 30, 2000 were $31,646 and $106,573 with costs of sales of $9,601 and $49,405, or approximately 30% and 46%, respectively, of revenue. The substantial increase in revenues and decrease in the cost of sales as a percentage of revenues for the periods ended September 30, 2001 compared to same periods in the preceding year reflects our increased marketing efforts. We believe the increase in sales is indicative of a positive trend which we expect to continue through the balance of the fiscal year. We anticipate that our cost of sales as a percentage of sales will continue to decrease as our sales volume rises. However, we cannot accurately estimate our ultimate cost of sales as a percentage of sales until we have maintained a steady revenue stream over an extended period of time.

Corporate Expense. For the three and nine months ended September 30, 2001, total operating expenses were $430,636 and $1,062,869, respectively, consisting of salaries, wages and benefits of $7,807 and $29,666, consulting expenses of $4,112 and $4,112, executive compensation of $166,720 and $361,475, distributor expense of $112,642 and $150,918, registration fees of $240 and $12,120, depreciation and amortization expenses of $72,776 and $219,489, legal and professional fees of $24,821 and $167,799, and other expenses of $41,518 and $117,290, resulting in a loss from operations of $233,578 and $736,861, respectively. For the three and nine months ended September 30, 2000 total operating expenses were $466,237 and $939,448, consisting of salaries, wages and benefits of $23,558 and $115,438, consulting expenses of $236,762 and $299,401, depreciation and amortization expenses of $61,234 and $218,521, legal and professional fees of $97,872 and $221,598, and other expenses of $46,811 and $84,490, resulting in a loss from operations of $444,192 and $882,280, respectively. During the three and nine month periods ended September 30, 2001, certain expenses booked as consulting expenses in the prior year comparative periods were booked as executive compensation. These expenses are expected to remain relatively consistent during the balance of the fiscal year. However, we anticipate that our overall operating expenses may increase as our sales volume increases due to additional production and distribution expenses.

Other Income and Expense. Interest expense for the three and nine months ended September 30, 2001 was $106,991 and $210,993, respectively, compared to $108,643 and $233,762, respectively, for the same periods in the preceding year. The decrease in interest expense for the periods ended September 30, 2001 over the prior year periods reflects the our commitment to lower our indebtedness from notes payable and lines of credit.

For the three and nine months ended September 30, 2001, we had a loss before extraordinary items of $340,578 and $949,418, respectively. In June 2001, a former supplier of ours agreed to write off a balance owed them in the amount of $8,100, reflected in the financial statements as an extraordinary item as gain from debt forgiveness. Also during June 2001, on the advice of our main legal counsel, we declared a note payable and the interest accrued thereon as invalid and void. Our main legal counsel further asserted that the obligation has passed the statute of limitations for collection. This action resulted in a gain of $603,152 from debt restructure, which is reflected in our financial statements at September 30, 2001 as an extraordinary item. Including the $611,252 gain from the debt restructure and debt forgiveness, for the three and nine month periods we had a net loss of $340,578 and $338,166, respectively, and basic loss per share was $0.01 and $0.01. For purposes of comparison, our losses before the extraordinary items are comparable with prior periods. For the comparable prior year period, we had net losses of $552,344 and $1,114,238 for the three and nine months ended September 30, 2000, and basic loss per share for the periods was $0.02 and $0.05, respectively.

Liquidity and Capital Resources
-------------------------------
At September 30, 2001, we had current assets of $648,058, consisting of cash of $4,373, accounts receivable of $410,034, an employee receivable of $3,555, prepaid interest of $76,113, prepaid royalties of $27,220, prepaid expenses of $374, and inventories of $126,389, and current liabilities of $2,025,602 for a working capital deficit of $1,377,544. At September 30, 2001, we had property, plant and equipment assets totaling $41,555, net of depreciation, and other assets of $1,874,757, consisting of deposits of $40,000 and our investment in EPA labels, net of amortization, and goodwill associated therewith.

Cash used in operations for the period ended September 30, 2001 was $402,252 compared to $269,567 for the same period ended September 30, 2000. In 2001, our operations have been funded primarily by accounts receivable and proceeds from notes payable and the sale of stock. Cash used in operations for the period ended September 30, 2001 included the issuance of common stock for services in the amount of $144,500, issuance of stock for finance charges and interest in the amount of $74,375, issuance of stock for settlements in the amount of $75,000, issuance of stock for debt in the amount of $266,619, and the issuance of a note payable for distributor expense in the amount of $50,000.

Cash from financing activities totaled $405,335, consisting of $44,000 from the sale of stock and $361,335 in proceeds from notes payable.

In December 2000, we signed and ratified an acquisition agreement with International Technologies and Minerals, Inc. (ITM). In exchange for 6,000,000 shares of our common stock, we were to receive a $20,000 cash loan, a corporate bond having a face value of $5,000,000 and all issued and outstanding stock of ITM. The corporate bond was to be capable of collateralizing a commercial business loan in the amount of $2,500,000. We have sought to complete the collateralization of the corporate bond without any success to date. In August 2001, because the process has been drawn out so long, we rescinded the agreement.

During fiscal year 2001, we intend to seek working capital from several sources, including the equity markets and private investors. There is no assurance, however, that any of our fund raising efforts will be successful. We believe that we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. With our products in the marketplace, we anticipate our revenues will eventually offset our operating expenses. Although we have seen substantial increases in revenues for the three and nine months ended September 30, 2001, we are uncertain how long it will take until we will have sufficient revenue to begin reducing our past obligations. We intend to continue to attempt to make offers in settlement and compromise on such obligations in an effort to decrease our contingent and other liabilities.

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

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, our former legal counsel was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid.

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

Terrance Dunne
--------------
Terrance Dunne, a former auditor, initiated action against us for payment of unpaid fees. In response to the allegations, we have countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain.

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued.

Creditors' Judgments
--------------------
During 1994 and 1995, we were sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of our inability to fund operations and payments to our creditors. The collection judgments are substantially unpaid at September 30, 2001.

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


                        ITEM 2.  CHANGES IN SECURITIES

During the nine months ended September 30, 2001, we have issued an aggregate of 5,171,343 shares of our common stock for cash, settlement of debt, services, and bonus compensation at prices per share ranging from $0.08 to $0.25. These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. (See Consolidated Statements of Stockholders' Equity in the financial statements and the notes thereto.)

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

In the period ended September 30, 2001, Jay W. Downs was appointed as chairman, president and chief executive officer following the retirement of George H. ``Herb'' Henderson as chairman, president and CEO. Lamar Jensen, Jeff Bates, Sherman Jensen, and Doug Goff also resigned from the board of directors. David Andrus, Vice President of Operations, was elected to the board.

During October 2001, we relocated our office and operating facilities to Heber City, Utah. We are currently negotiating the purchase of our new facilities. (See NOTE 18 - SUBSEQUENT EVENTS in the financial statements). Both the Idaho and Kansas offices and operations have been consolidated at the new facility.

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
     None.

(b)     Reports on Form 8-K.
        --------------------
On September 6, 2001, we filed a Current Report on Form 8-K announcing the recission and termination of our December 2000 acquisition agreement with International Technologies and Minerals, Inc. (ITM).


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DIATECT INTERNATIONAL CORPORATION

Date: November 14, 2001


/S/ Jay W. Downs, President
[Principal Executive
 and Accounting Officer]