Form 10KSB
period 2001-12-31
DIATECT INTERNATIONAL CORP
filed 2002-03-29
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                      Commission File number:  0-10147

                     DIATECT INTERNATIONAL CORPORATION
                -------------------------------------------
            (Exact name of registrant as specified in charter)

             California                                   95-355578
             ----------                                   ---------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     875 S Industrial Parkway, Heber City, Ut                      84032
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code:  (435) 654-4370

          Securities registered pursuant to section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
               None                                    N/A
               ----                                    ---
          Securities registered pursuant to section 12(g) of the Act:
                        Common Stock, No Par Value
                         -------------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $570,904

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. At March 26, 2001, the aggregate market value of our voting stock held by nonaffiliates was $9,908,099 based on 31,454,282 shares. The average of the bid and asked price of our stock on March 26, 2001, was $0.315 per share.

     At March 26, 2001, we had 37,229,082 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

                                  PART I
                             ITEM 1.  BUSINESS
General
-------
We are Diatect International Corporation and were incorporated in California in May 19, 1979. We produce a variety of insecticides which utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas conventional chemical synthesized insecticides can be composed of highly dangerous, toxic chemicals that can seep into the water table and can be washed into rivers and lakes, contaminating water and soil for decades, our products are composed of diatomaceous earth ("DE") and Pyrethrin that degrade after application leaving the environment unharmed. DE and Pyrethrin have been used separately for years as adequate alternatives to hazardous chemical insecticides. By putting these two natural insecticides together in our products, we have created a powerful synergy that leads to more effective insect control than either DE or Pyrethrin can provide individually.

We have obtained EPA registrations and labels necessary for the production and marketing of five insecticides. The approval by the EPA of our labels is significant since EPA approval can be a lengthy and expensive process. Due to the long time it took to obtain EPA approval for our labels, we did not actually begin commercial marketing of our products until late 2001.


Industry
--------
According to information published in the U.S. Department of Agriculture "Agriculture Statistics (1993)" and the U.S. Department of Commerce Statistical Abstract (119th ed.), over the previous ten years the worldwide market for pesticides grew by 30% as the total amount of acreage planted continued to increase in the United States and the world. Pesticide consumption in dollar terms is expected to grow 4.4% per year through 2003, compared with 3% during 1983-93. Agriculture is the largest end-user sector for insecticides, followed by commercial, industrial, home, garden and government applications. The United States spent approximately $3.3 billion in 1980 for agricultural pesticides and estimated $320 billion in 2000, representing an growing increase over a 20-year period.

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

3. Diatect Pet Powder, EPA Registration No. 42850-3. Marketed on a retail basis under the trade name "Results."

4. Diatect II Multi-Purpose Insecticide, EPA Registration No. 42850-4. The Diatect II product is formulated using a larger measure of pyrethrin (.2%) which provides a quicker, more positive knockdown. Designed and approved for use in the same applications as the No. 42850-2 formulation (which contains ..1% pyrethrin), the user receives a significantly better return on their insecticide dollar using Diatect II because of its added knockdown strength. This insecticide can be applied as a dust or sprayed in solution with water and can be used on crops and fruits up to and including the day of harvest.

The above product is distributed in the retail market for use in the home and garden markets under the trade name "Results" under the following retail labels:

 - Results Fire Ant Insecticide. Applying the insecticide directly to fire ant mounds provides quick, effective control in eliminating these aggressive, dangerous pests. Each year approximately 65,000 Americans seek hospital treatment for venomous fire ant stings and two of those people die. Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior.

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

5. Diatect V Insecticide, EPA Registration No. 42850-5. The Diatect V product was designed and formulated to meet the needs of the organic food industry which requires insecticides with no synthetic ingredients. Using a powerful bug-killing measure of pyrethrin (.5%) blended with DE, Diatect V becomes what we believe should be the product of choice for those users requiring an organic certification.

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

Although the EPA has banned many unsafe pesticides in recent years, we believe the impact of Congress' action has been significant. As stated above, chemical companies have voluntarily dropped registration of 68 active ingredients and 12,000 pesticide products that were in use at the time of cancellation over the past few years. The cost of developing a new chemical for registration has also risen enormously in recent years, partially because of expensive tests required to show that the chemical poses low environmental and human health risks. The typical pesticide is put through more than 6000 tests and approval can take more than eight to ten years. Once approved, labeling instructions must be followed for proper use, handling, storage and disposal. We believe the effect of these tighter restrictions and the removal of these active ingredients has opened the door for our products.

Competition in the Insecticide Industry
---------------------------------------
The principal players in the U.S. plant care industry, particularly the insecticide industry, are major companies such as Dow, duPont, Monsanto, Shell Oil and Chevron. Those companies all have more extensive resources than we do and have established product recognition and loyalty. We believe, however, that by focusing on the non-synthetic insecticides, we are able to acquire market niches which have not been a focus of the larger, better established companies. We believe we have an advantage in the products and market niche we have identified in that we have already obtained EPA approval of our products and labels. The EPA approval is important due to the time and cost associated with receiving such approval which can take years and be extremely costly.

Management Changes
------------------
In May 2001, Douglas K. Goff resigned from the Board of Directors. In July, 2001, David Andrus was appointed to the Board of Directors. In September 2001, George H. Henderson, Lamar N. Jensen, Sherman B. Jensen, and Jeff Bates resigned from the Board as Directors. In December 2001, John H. Zenger and Nelson A. Carter were appointed to the Board of Directors.


We have the following operating subsidiaries:

Diatect International, Inc., a Kansas corporation, is a wholly-owned subsidiary through which our production operations were conducted through October 2001. No operations are currently being conducted in this subsidiary.

Magic International, Inc., a wholly-owned subsidiary, was acquired by us for the purposes of conducting our marketing operations. Its executive offices are located at 875 South Industrial Parkway, Heber City, Utah 84032. As of this filing, Magic International, Inc. has no employees.

                            ITEM 2.  PROPERTIES

Diatect International Corporation, 875 South Industrial Parkway, Heber City, Utah 84032. This facility is a 20,254 square foot class C masonry office/warehouse building on 1.928 acres in the Heber City, Utah Industrial Park. During October 2001, we relocated both our office and operating facilities to Heber City, Utah. We are currently negotiating the purchase of our new facilities at a cost of $825,000. Under terms of the agreement, we may continue occupying the facilities with no charge until closing occurs but not longer than July 2002. Other terms of the agreement call for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. We paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001. During the same period, we also secured cash in the amount of $400,000, which is considered restricted and will be used for closing on the building. We occupied the facilities on October 10, 2001 and closing is scheduled to occur in July 2002.

Diatect International, Inc., Lebanon Production Plant, 108 E. Schoolhouse Rd., Lebanon, Kansas. 25,000 sq. ft. - Brick. We own this facility outright and since November 2001 we have been seeking a buyer.

                      ITEM 3.  LEGAL PROCEEDINGS

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, our former legal counsel was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. During fiscal 2001, we reclassified this amount to a settlement payable in the amount of $40,166, which settlement remains outstanding and unpaid.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against us on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000. During fiscal 2001, we reclassified this amount to a settlement payable, which settlement remains outstanding and unpaid. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt obtained a judgment against us on February 1, 1999 in the sum of $61,543. During fiscal 2001, we reclassified this amount to a settlement payable, which settlement remains outstanding and unpaid. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. obtained a judgment against us on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. During fiscal 2001, we reclassified this amount to a settlement payable. At December 31, 2001, we have paid a total of $6,000 and are currently in arrears on the payment schedule.

Mike Glazer
-----------
A consultant rendered services to a subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. We chose not to contest this case, and the full amount was paid during the year ended December 31, 2001.

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

George Brink
------------
George Brink filed suit against us in the year 2000 to collect on a promissory note in the amount of $37,500. We chose not to contest this case. During fiscal 2001, we reclassified this amount to a settlement payable, which settlement remains outstanding and unpaid. To date, plaintiffs have made no attempt to collect on this judgment.

Terrance Dunne
--------------
Terrance Dunne, a former auditor, initiated action against us for payment of unpaid fees. In response to the allegations, we have countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain.

Creditors' Judgments
--------------------
During 1994 and 1995, we were sued by a number of creditors, which actions we allowed to go to judgment. These actions and the consequential judgments arose as a direct result of our inability to fund our operations and make payments to our creditors. The collection judgments, which are substantially unpaid at December 31, 2001, total approximately $90,000, and are included in our accounts payable and other obligations. A settlement has been approved under which we are scheduled to pay this liability on or before March 31, 2002.

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

Former Officers and Consultant
------------------------------
In September 2000, we received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, we issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. During August 2001, we paid $5,000 in settlement to another former officer in settlement of $38,500 claimed as back wages. The remaining amount in dispute totals $25,745 and we plan to contest the claims.

We are not aware of any other threatened litigation against us or our subsidiaries. However, there remains a possibility of litigation against us and/or our subsidiaries by creditors.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 30, 2001.


                                 PART II

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At March 26, 2002, our common stock was quoted under the symbol "DTCT" and had a high of $0.34 and a low of $0.29. All bid prices below have been rounded to the nearest whole cent.

                                                         Bid Prices
                                                       ---------------
     Fiscal Year Ended December 31, 2001               HIGH      LOW
     -----------------------------------              ------    ------
     Fourth Quarter                                   $ 0.52    $ 0.09
     Third Quarter                                    $ 0.14    $ 0.07
     Second Quarter                                   $ 0.14    $ 0.07
     First Quarter                                    $ 0.25    $ 0.09

     Fiscal Year Ended December 31, 2000
     -----------------------------------
     Fourth Quarter                                   $ 0.18    $ 0.08
     Third Quarter                                    $ 0.24    $ 0.08
     Second Quarter                                   $ 0.13    $ 0.06
     First Quarter                                    $ 0.10    $ 0.04

     Fiscal Year Ended December 31, 1999
     -----------------------------------
     Fourth Quarter                                   $ 0.10    $ 0.06
     Third Quarter                                    $ 0.12    $ 0.08
     Second Quarter                                   $ 0.15    $ 0.10
     First Quarter                                    $ 0.15    $ 0.07


We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition, and other relevant factors.

At March 26, 2001, we had approximately 1,037 shareholders of record based on information provided by our transfer agent.

               ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
Our founders envisioned establishing a business venture built upon the creation, development, production and marketing of a quality line of natural, environmentally-friendly insecticide products. We have lacked the financial resources to compete head-to-head with the international corporations that dominate the industry, but regulatory pressures and public concern for the environment have provided opportunities for us to gain a foothold in niche markets. We have researched the markets and acquired product formulations and EPA Labels for them. We have emerged from legal battles and management changes and have worked through many of our financial problems.

In the past year we reorganized management, relocated administration and production in Heber City, Utah, expanded production capability and hired a marketing team. While all this has been going on we have narrowed our initial marketing effort to focus our sales of our FireAnt product to retail outlets. We intend to pursue penetration into the commercial agriculture and grain storage markets, but current we have determined that we could penetrate the FireAnt retail market quickly and meet the Spring 2002 demand for product.

Results of Operations
---------------------
Year ended December 31, 2001 compared to year ended December 31, 2000
---------------------------------------------------------------------
Revenues. We had revenues of $570,904 and cost of sales of $249,782 with a gross profit of $321,122 for the year ended December 31, 2001, compared to revenues of $161,364 and cost of sales of $91,938 with a gross profit of $69,426 for the prior year period. The substantial increase in revenues and compared to prior year reflects the success of our increased marketing efforts. We believe the increase in sales is indicative of a positive trend which we expect to continue through the next fiscal year. Our cost of sales decreased from approximately 57% of revenues in 2000 to approximately 44% of revenues in 2001. We anticipate that our cost of sales as a percentage of revenues will continue to decrease as our sales volume rises. However, we believe we will not be able to accurately project our cost of sales as a percentage of revenues until we have established a consistent revenue stream over extended and comparable periods of time.

Operating Expenses. For our fiscal year ended December 31, 2001, we had total operating expenses of $1,427,578 compared to $1,138,196 for prior year, an overall increase of $289,382. We believe the overall increase in operating expenses is primarily attributable to increases in executive compensation of $294,817, distributor expenses of $190,918, other operating expenses of $112,643, and salaries, wages and benefits of $26,141. These increases were offset by decreases of $176,410 in consulting fees and $137,814 in legal and professional fees. The increase in executive compensation is a result of our decision to entering into employment agreements with our officers. The increase in distributor expenses is due to our decision to restructure our distribution strategy. The increases in other operating expenses and salaries, wages and benefits are related to increased sales and production staffing requirements. The decreases in consulting fees is due to the fact that certain expenses booked as consulting expenses in the prior year were booked as executive compensation in fiscal 2001 and outside consulting services were therefore minimized. The decrease in legal and professional fees was due to our efforts to bring consolidate certain professional functions, such as accounting, and bring them in house, as well as maintain tighter control and scrutiny on legal fees. We anticipate that our overall operating expenses may increase as our sales increase due to additional production and distribution expenses. However, we believe such increases in production and distributions expenses will be offset for corresponding increased sales revenue.

Other Income and Expense. Other expense for the year ended December 31, 2001 totaled $380,042, consisting primarily of interest and finance fees of $278,501, loan incentive and guarantee fees of $77,175, and litigation settlement expense of $20,000. Other expense for the year ended December 31, 2000 totaled $321,697, consisting primarily of interest expense of $234,284, loan incentive and guarantee fees of $80,625, and litigation settlement expense of $8,750. Because we have a substantial number of claims against us, we expect to continue to incur interest and finance fees and litigation settlement expenses during the upcoming fiscal year. We cannot at this time accuracy project what these expenses will be.

We experienced a net loss before extraordinary items of $1,486,498 for the year ended December 31, 2001, compared to $1,390,467 for the year ended December 31, 2000. During 2001, a former supplier of ours agreed to write off a balance owed them in the amount of $8,100, and we declared a note payable and the interest accrued thereon as invalid and void, reflected in the financial statements as an extraordinary item as $611,252 gain from debt forgiveness. Offsetting this gain, in 2001 we also experienced product returns due to changes we made in our distribution system which resulted in loss of $176,176 as an extraordinary item. There were no extraordinary items in fiscal 2000. For purposes of comparison, our losses in fiscal 2001 before the extraordinary items are comparable with prior periods. The basic loss per share before extraordinary items in 2001 was $0.05 per share based on the weighted average of 30,824,930 shares outstanding. The basic loss per share for the year ended December 31, 2000 was $0.06, based on the weighted average number of shares outstanding of 22,950,545 shares. We cannot predict at this time whether or not we will experience any gains or losses due to settlement of debt or other matters, nor do not expect to take any write offs or write downs during the upcoming fiscal year.

Liquidity and Capital Resources
-------------------------------
During the year ended December 31, 2001, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Although revenues increased substantially, cash used in operations far exceeded revenues. We hope that the next twelve months will prove the effectiveness of our marketing and distribution efforts and anticipate increases in production and sales will bring us closer to profitability.

At December 31, 2001, we had current assets of $893,703, consisting of cash of $888, cash in escrow of $400,000 restricted for closing on our new facility in Heber City, Utah, accounts receivable of $202,660, prepaid interest of $154,019, prepaid royalties of $26,804, and inventories of $109,332, and current liabilities of $2,602,313 for a working capital deficit of $1,706,610. At December 31, 2001, we had property, plant and equipment assets totaling $170,883, net of depreciation, and other assets of $1,791,322, consisting primarily of our investment in EPA labels, net of amortization of $1,736,322, plus deposits of $28,500 and goodwill of $27,050.

Cash used in our operations for the year ended December 31, 2001 was $934,394 compared to $292,243 for the prior year. In 2001 and 2000, our operations were funded primarily by loans, issuance of common stock and sales of our products.

Our cash flows used by investing activities during the year ended December 31, 2001, was $134,705, consisting of a deposit of $28,500 on our new facility in Heber City, and $106,205 paid for the purchase of property, plant and equipment. In the prior year, cash flows used by investing activities was $2,444 for the purchase of property, plant and equipment.

Our cash flows from financing activities during the year ended December 31, 2001 was $1,066,603, consisting of $144,000 from the sale of our common stock and $1,074,000 from the issuance of notes payable, offset by $20,730 in settlement payments and $130,667 in payments on existing notes. Our cash flows from financing activities during the year ended December 31, 2000 was $292,911, consisting of $97,000 from a line of credit and $195,911 from the issuance of notes payable.

During fiscal year 2002, we may seek working capital from several sources, including the equity markets and private investors. In February 2002, we engaged Wood Roberts, LLC to assist us in formulating and developing a strategic financing plan and to advise and assist us in implementing the plan with respect to institutional and other sources of equity and/or debt financing. The agreement calls for the initial payment of 100,000 shares of our restricted common stock, with additional fees including cash and issuance of warrants for the purchase of common stock to be paid upon completion of certain transactions. We issued the 100,000 shares of our stock to Wood Roberts in March 2002. There is no assurance, however, that any fund raising efforts will be successful.

We believe that in 2002, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. With our products in the marketplace, we anticipate revenues to offset ongoing expenses. We are uncertain, however, as to whether there will be sufficient revenue to cover past obligations, therefore, we will continue to attempt to make offers in settlement and compromise on such obligations in an effort to reduce our contingent and other liabilities.

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

                               PART III

       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 26, 2001, the name, age and position of each of our executive officers and directors and their respective terms of office.
                                                               Director and/or
Name                     Age      Position                     Officer Since
-------------------      ---      --------                     ---------------
Jay W. Downs              54      Director                      March 1999
                                  President                     September 2001
                                  Chairman of the Board         September 2001
John L. Runft             64      Director                      February 1995
                                  Secretary                     August 1997
Robert B. Crouch          77      Director                      October 1993
M. Stewart Hyndman        46      Director                      December 1997
David H. Andrus           37      Director                      July 2001
                                  Vice-President                September 2001
John H. Zenger            67      Director                      December 2001
Nelson A. Carter          56      Director                      December 2001

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

Jay W. Downs joined the Board of Directors in 1999 and assumed the post of President and Board Chairman in September, 2001 when Herb Henderson retired. Jay has over 30 years experience in Sales and Market planning. He is a leader and engenders respect and loyalty from all those who work with him. He thinks and has the ability to negotiate successfully without alienating his opponent. Jay spent 10 years in the institutional fund sale & supply business and then operated his own insurance brokerage which developed and marketed complete employee benefit packages throughout the U.S. with over 700 field representatives serving 40 states. In 1992, at the request of the Company, Jay and his family spent six months in Kenya learning the pyrethrum business in detail and establishing relationships with the Kenya Pyrethrum Board. He spent three years consulting and formulating a market plan for the company. He then established and operated a successful full line mortgage banking business serving Utah, Idaho, Wyoming, and Colorado which he gave up in 2000, when he was appointed Senior Vice President of Diatect International.

John L. Runft has been practicing law since 1965, emphasizing business organizations and litigation. He received his BA from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965 John is a member of the Idaho Bar,and has appeared as lead counsel in litigation or appeals before the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court. He is a member of the Board of Litigation of the Mountain States Legal Foundation, is a member of the Idaho Law Foundation, served as a Director of the Idaho Community Foundation (1989-1996), and has served as Civilian Aide to the Secretary of the Army of the United States for the State of Idaho (1988-1996).

Robert B. Crouch been an Officer and Director for eight years. Bob received his BSCE degree from the University of Idaho in 1949 and his LL.B. degree from George Washington University in 1953. He has extensive experience in patent law with the U.S. Naval Bureau of Aeronautics, General Electric, IBM Corporation and Information Storage Systems. He now maintains a private law practice in the state of Utah.

M. Stewart Hyndman is the President of Magic Miles Ltd; Inc., Meridan, Idaho, an export trading company established in 1995 specializing in the export of agricultural commodities and industrial products. Following his graduation from the University of Idaho, Stewart has continued to play an active role in industry, agriculture, marketing and business development.

David H. Andrus began an affiliation with Diatect in 1992. Dave served in the U.S. Marine Corps for 10 years in the logistics and intelligence field, and was medically retired in 1991. He formed Venture Creations which performed contract research and development for EnviroGuard (now Diatect). As R&D project manager, Dave supervised extensive field trials of the Diatect Insect Control within the poultry industry and for Fireant concerns in that region. In 1998, Dave became manager of National Diatect, a distributor of Diatect insecticides (later acquired by us). As technical manager for Diatect, Dave was responsible for all field studies of our product, and was instrumental in our transition from research and development to commercialization. Since August 2001, Dave has served as Vice-president of Operations and was appointed a director.

John H. (Jack) Zenger, B.S. Psychology, BYU 1953, MBA, UCLA 1959, PHD Business Administration, USC 1974. Jack has extensive experience as a management consultant and in personnel administration, having been V.P. Human Resources at Syntex Corp for 11 years and a VP of Times Mirror and in charge their Training Company for 5 years. He has been actively engaged in community affairs in Palo Alto, Calif and here in Midway, Utah.

Nelson A. Carter, B.S. Economics & Ag Finance BYU 1969. Nelson has spent time in Israel and speaks Hebrew. He has over 30 years experience in banking with First Security, Utah Farm Credit Services and Zions Bank where he is a V.P. and Commercial Loan Officer.

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

None.

                  ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ -------  -------  ------  ------------

Jay W. Downs       2001  $120,000  -0-       -0-         60,000   -0-      -0-        -0-
C.E.O.(1)


George H Henderson 2001  $ 90,000  -0-       -0-         40,000   -0-      -0-      50,000
C.E.O.(2)          2000  $ -0-     -0-       -0-         -0-      -0-      -0-      19,000
                   1999  $ -0-     -0-       -0-         -0-      -0-      -0-      14,400


David Andrus       2001  $ 90,000  -0-       -0-         40,000   -0-      -0-        -0-
Vice President



(1) Jay Downs was appointed as President and C.E.O. in September 2001. On his appointment, he received a bonus of 750,000 shares of our restricted common stock valued at $0.08 per share.

(2) George Henderson resigned as President and C.E.O. in September 2001. Upon his resignation, he received a settlement and severance package consisting of $50,000 cash and 500,000 shares of our restricted common stock valued at $0.08 per share.

(3) Dave Andrus was appointed vice-president in September 2001. Pursuant to his employment agreement, he received a bonus of 500,000 shares of our restricted common stock valued at $0.08 per share.

Employment Agreements
---------------------
Jay Downs signed an employment agreement effective January 2001 for a term of three years at an annual salary of $120,000 per year, with a signing bonus of 350,000 options for the purchase of our common stock at $0.10 per share. At the filing date of this report, all 350,000 options have been exercised. The agreement includes provisions for bonus pay based on 1% of gross sales receipts as determined on a quarterly basis. No bonuses have been authorized or paid to date.

David Andrus signed an employment agreement effective July 1, 2001 for a term of three years at an annual salary of $90,000 per year, with a signing bonus of 500,000 shares of our restricted common stock. The agreement includes provisions for a reasonable automobile allowance and bonuses based on a proposed employee bonus program.

On April 25, 2000, we executed a retainer agreement with John L. Runft to act as our legal counsel. Mr. Runft received a signing bonus of an option to acquire 500,000 shares of our common stock at $0.06 per share. The options were originally to vest over a three year period. At December 31, 2001, the vesting provisions were modified to permit immediate exercise of the remaining unvested options. At the filing date of this report, all the remaining options have been exercised.

George Henderson, our former president, resigned in September 2001. His employment agreement was terminated pursuant to a settlement of the balance of our obligations under the agreement. The settlement consisted of $50,000 cash and 500,000 shares of our restricted common stock.

Board Compensation
------------------
There is no current plan for compensating our board members for their services, however, we have discussed such a plan and may adopt one in the near future. As of the date of this report, our Board members are not compensated for services performed in connection with their duties as Board members.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 26, 2002, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 37,229,082 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of     Name and Address of           Amount and Nature of     Percent
Class         Beneficial Owner             Beneficial Ownership     of Class
--------     -------------------           --------------------     --------
Common       George H. Henderson              2,135,146                5.74
             1134 North Orchard, Suite 206
             Boise, Idaho 83706

Common       John L. Runft                    1,858,703                5.00
             1134 North Orchard, Suite 206
             Boise, Idaho 83706

Common       Jay W. Downs                     2,154,136                5.79
             875 S. Industrial Parkway
             Heber City, Utah 84032

Security Ownership of Officers and Directors
--------------------------------------------
Title of     Name and Position of          Amount and Nature of     Percent
Class        Officer and Director          Beneficial Ownership     of Class
--------     --------------------          --------------------     --------
Common       Jay W. Downs                              -see above-
             Director/President
             Chairman of the Board

Common       John L. Runft, Director/Secretary         -see above-

Common       David Andrus, Director             674,000                1.81
                Vice-president

Common       Robert B. Crouch, Director         787,161                2.11

Common       M. Stewart Hyndman, Director       300,800                0.81

Common       John H. Zenger, Director                 -                   -

Common       Nelson A. Carter, Director               -                   -
                                              ----------------
All Officers/Directors as a Group (7 persons) 5,774,800               15.51
                                              ================        ======

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

We have has notes payable to twenty-four shareholders and one officer totaling $1,528,714 and $1,086,624 as of December 31, 2001 and 2000, respectively. See
Note 5.

Our secretary performs services as our main legal counsel. Legal services performed by this officer totaled $45,226 and $42,640 for the years ended December 31, 2001 and 2000, respectively, of which $28,167 are included in accounts payable - related party at December 31, 2000.

Our former president performed consulting services for us during the first quarter of 2000. Consulting services preformed by this former officer totaled $20,560 for the year ending December 31, 2000. Included in accounts payable - related party is $2,628 at December 31, 2000. No consulting services were preformed by our former president during the year ending December 31, 2001.

We have employment contracts to pay our president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During January 2001, our president received as a signing bonus an option to acquire 350,000 shares of common stock at an exercise price of $0.10 per share. Upon his appointment to the position of C.E.O., he received a bonus of 750,000 shares of our restricted common stock, valued at $0.08 per share, for additional compensation of $60,000. Our vice-president also received a signing bonus on his employment agreement of 500,000 shares of our restricted common stock, valued at $0.08 per share, for additional compensation of $40,000. We also had an employment contract to pay our former president annual compensation of $120,000, which was terminated in September 2001. As settlement and severance, he received $50,000 cash and 500,000 shares of our restricted common stock, valued at $.08 per share, for additional compensation of $40,000. See ITEM 10, EXECUTIVE COMPENSATION.

Our president contributed office furniture and equipment valued at $30,320 in exchange for a non-interest bearing convertible note payable. The note was subsequently converted to 86,629 shares of our common stock valued at $0.35 per share. See Note 18 to our financial statement included with this report.

Certain Business Relationships
------------------------------
Except as indicated, and for the periods indicated, there were no material relationships regarding officers or directors that exist, or have existed during our last fiscal year.

                                 PART IV
                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Independent Auditors Report of Williams & Webster, P.S.,
 Certified Public Accountant                                             24
Consolidated Balance Sheets as of
 December 31, 2001 and 2000                                              25
Consolidated Statement of Operations for the years ended
 December 31, 2001 and 2000                                              27
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 2001 and 2000                          28
Consolidated Statement of Cash Flows for the years ended
 December 31, 2001 and 2000                                              30
Notes to Financial Statements                                            32

(a)(2) Financial Statement Schedules.

     Not applicable

(a)(3)Financial Statements. The following exhibits are included in this report:

     None.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2001.

     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: March 29, 2002

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 29, 2002

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ Robert B. Crouch, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ John H. Zenger, Director

/s/ Nelson A. Carter, Director

Board of Directors
Diatect International Corp.
Heber City, UT

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company has significant operating losses, negative equity, unsatisfied collection judgments and delinquencies in repaying its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 19 to the financial statements, certain errors resulting in understatement of previously reported notes payable as of December 31, 2000, were discovered by management of the Company during the current year. Accordingly, an adjustment has been made to retained earnings as of December 31, 2000, to correct the error.


/S/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 22, 2002

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

                                                          2001        2000
                                                      ----------   ----------
Assets

CURRENT ASSETS

 Cash                                                $       888  $     3,384
 Cash in escrow                                          400,000            -
 Accounts receivable                                     202,660       58,014
 Prepaid interest                                        154,019       42,550
 Prepaid royalties                                        26,804       37,500
 Inventories                                             109,332      123,975
                                                      ----------   ----------
   Total Current Assets                                  893,703      265,423
                                                      ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
 Mining property                                             540            -
 Building                                                 23,501       23,501
 Furniture & equipment                                   185,180       49,195
 Less accumulated depreciation                           (38,338)     (25,573)
                                                      ----------   ----------
   Total Property, Plant and Equipment                   170,883       47,123
                                                      ----------   ----------
OTHER ASSETS
 Deposits                                                 28,500      150,000
 Goodwill                                                 27,050       27,050
 Investment in EPA labels, net of amortization         1,736,322    2,019,534
                                                      ----------   ----------
   Total Other Assets                                  1,791,872    2,196,584
                                                      ----------   ----------
TOTAL ASSETS                                         $ 2,856,458  $ 2,509,130
                                                      ==========   ==========





The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2001 and 2000

                                                          2001        2000
                                                      ----------   ----------
Liabilities and Stockholders' Equity (Deficit)

CURRENT LIABILITIES
 Accounts payable                                    $   259,459  $   234,871
 Accounts payable - related parties                            -       30,795
 Bank overdraft                                           22,268            -
 Deposit payable                                               -       20,000
 Line of credit                                           97,000       97,000
 Interest payable                                        288,928      725,465
 Other accrued liabilities                                16,051        1,021
 Settlements payable                                     214,693            -
 Notes payable                                         1,703,914    1,413,568
                                                      ----------   ----------
   Total Current Liabilities                           2,602,313    2,522,720
                                                      ----------   ----------
COMMITMENTS AND CONTINGENCIES                            461,605      236,923
                                                      ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000 shares
  authorized; 36,928,161 and 28,716,073 shares
  issued and outstanding, respectively.               13,391,574   12,260,630
 Common stock subscribed                                 (70,000)           -
 Stock options                                            84,901       51,370
 Accumulated deficit                                 (13,613,935) (12,562,513)
                                                      ----------   ----------
   Total Stockholders' Equity (Deficit)                 (207,460)    (250,513)
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                     $ 2,856,458  $ 2,509,130
                                                      ==========   ==========






The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001 and 2000

                                                          2001        2000
                                                      ----------   ----------
REVENUES                                             $   570,904  $   161,364

COST OF SALES                                            249,782       91,938
                                                      ----------   ----------
GROSS PROFIT                                             321,122       69,426
                                                      ----------   ----------
OPERATING EXPENSES
 Salaries, wages and benefits                             72,155       46,014
 Executive compensation                                  409,937      115,120
 Consulting                                               85,146      261,556
 Depreciation and amortization                           295,977      316,890
 Legal and professional fees                             156,469      294,283
 Distributor expenses                                    190,918            -
 Other operating expense                                 216,976      104,333
                                                      ----------   ----------
   Total Operating Expenses                            1,427,578    1,138,196
                                                      ----------   ----------
OPERATING LOSS                                       $(1,106,456) $(1,068,770)
                                                      ----------   ----------
OTHER INCOME (EXPENSES)
 Interest and finance fees                              (278,501)    (234,284)
 Loan incentive and guarantee fees                       (77,175)     (80,625)
 Litigation settlement                                   (20,000)      (8,750)
 Miscellaneous                                            (4,366)       1,962
                                                      ----------   ----------
   Total Other Income (Expenses)                        (380,042)    (321,697)
                                                      ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEMS                       (1,486,498)  (1,390,467)
                                                      ----------   ----------
EXTRAORDINARY ITEMS
 Product returns distribution system changed            (176,176)           -
 Gain from termination of debt                           611,252            -
                                                      ----------   ----------
   Total Extraordinary Items                             435,076            -
                                                      ----------   ----------
LOSS BEFORE INCOME TAXES                              (1,051,422)  (1,390,467)

INCOME TAXES                                                   -            -
                                                      ----------   ----------
NET LOSS                                             $(1,051,422) $(1,390,467)
                                                      ==========   ==========
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED
 Loss before extraordinary items                     $     (0.05) $     (0.06)
 Net gain from extraordinary itmes                          0.02            -
                                                      ----------   ----------
NET LOSS PER COMMON SHARE                            $     (0.03) $     (0.06)
                                                      ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED                        30,824,930   22,950,545
                                                      ==========   ==========
The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 1999 as originally stated    19,535,231  $ 10,366,608  $          -  $    186,238  $(11,134,589) $    (581,743)

Restatement for notes
 payable                               -             -             -             -       (37,457)       (37,457)

Balances as of December 31,
 1999                         19,535,231    10,366,608             -       186,238   (11,172,046)      (619,200)

Issuance of shares for
 guarantee of line of
 credit at $0.10 per share       500,000        50,000             -             -             -         50,000

Issuance of shares to
 contractors, directors
 and others for services
 at $0.25 per share            1,399,591       342,398             -             -             -        342,398

Issuance of shares for
 purchase of investment
 at $0.20 per share              600,000        60,000             -             -             -         60,000

Issuance of shares for
 purchase of rights to
 EPA labels at $0.10
 per share                       110,000        11,000             -             -             -         11,000

Issuance of shares for
 forbearance of notes
 payable at $0.25
 per share                       122,500        30,625             -             -             -         30,625

Issuance of shares to
 officers for exercise
 of options at $0.06
 per share                     1,517,667        91,049             -             -             -         91,049

Issuance of shares
 subscribed                      290,000       186,238             -      (186,238)            -              -

Issuance of shares for
 debt at $0.25 per share       4,291,084     1,072,712             -             -             -      1,072,712

Issuance of shares for
 loan incentive at
 prices ranging from
 $0.10 to $0.25 per share        350,000        50,000             -             -             -         50,000

Options granted to
 officers as bonus for
 new contracts                         -             -        51,370             -             -         51,370

Net loss for the year
 ended, December 31,
 2000                                  -             -             -             -    (1,390,467)    (1,390,467)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 2000                         28,716,073    12,260,630        51,370             -   (12,562,513)      (250,513)
                             -----------   -----------   -----------   -----------   -----------   ------------

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 2000 (brought forward)       28,716,073    12,260,630        51,370             -   (12,562,513)      (250,513)

Issuance of shares for
 debt at $0.15 to $0.25
 per share                     1,408,343       266,619             -             -             -        266,619

Issuance of shares for
 guarantee of debt and
 line of credit at $0.07
 to $0.50 per share            2,107,500       196,550             -             -             -        196,550

Issuance of shares for
 cash at $0.10 to $0.12
 per share                       400,000        44,000             -             -             -         44,000

Issuance of share in
 settlement of salary
 claim at $0.25 per share        188,000        47,000             -             -             -         47,000

Issuance of shares for
 consulting at $0.08 per
 share                            50,000         3,750             -             -             -          3,750

Issuance of shares to
 officers for services
 at $0.08 per share            1,250,000        93,750             -             -             -         93,750

Issuance of shares for
 settlement of distributor
 agreement and severance
 agreement at $0.08 per share  1,000,000        75,000             -             -             -         75,000

Issuance of shares for
 cash and receivable at $0.10
 to $0.25 per share              800,000       170,000             -       (70,000)            -        100,000

Issuance of shares for
 payment of accounts payable
 at $0.21 per share              200,000        41,035             -             -             -         41,035

Issuance of shares for
 payment of legal fees and
 exercise of options
 at $0.06 per share              499,998        85,354       (55,354)            -             -         30,000

Issuance of shares to
 officers for payment of
 accrued legal fees and
 debt at $0.35 per share         308,247       107,886             -             -             -        107,886

Options granted to
 officer as bonus for
 contract                              -             -        18,890             -             -         18,890

Options granted to
 stockholder for financing
 and extension of options
 to officer                            -             -        69,995             -             -         69,995

Net loss for the year ended,
December 31, 2001                      -             -             -             -    (1,051,422)    (1,051,422)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 2001                         36,928,161  $ 13,391,574  $     84,901  $    (70,000) $(13,613,935) $    (207,460)
                             ===========   ===========   ===========   ===========   ===========   ============

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS
December 31, 2001 and 2000

                                                          2001        2000
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(1,051,422) $(1,390,467)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Gain from debt termination                             (611,252)           -
 Depreciation and amortization                           295,977      316,890
 Issuance of stock for services                          182,000      316,058
 Issuance of stock options for services                   18,890       51,370
 Issuance of stock options for financing                  66,010            -
 Extension of options to officer for services              3,984            -
 Issuance of stock for finance charges and interest       76,175      400,096
 Issuance of stock for distributor expense                37,500            -
 Issuance of note payable for distributor expense         50,000            -
 Stock issued for payment of accrued expenses                  -      170,527
 Litigation settlement                                    20,000       20,000
 Accrued settlements and commitments                           -        7,148
 Distributor expenses paid from deposits                 150,000            -
 Notes and settlement gains charged to operations        763,591            -
Changes in assets and liabilities:
 Cash in escrow                                         (400,000)           -
 Accounts receivable                                    (144,646)     (53,014)
 Prepaid interest                                          8,906        7,450
 Prepaid royalties                                        10,696            -
 Inventories                                              14,643       57,308
 Accounts payable                                         24,588       38,474
 Accounts payable - related parties                      (30,795)    (202,070)
 Bank overdraft                                           22,268            -
 Advances from officers                                        -       (5,168)
 Deposit payable                                         (20,000)      20,000
 Interest payable                                       (436,537)     (26,225)
 Other accrued liabilities                                15,030         (620)
                                                      ----------   ----------
NET CASH FLOWS USED BY OPERATING ACTIVITIES             (934,394)    (272,243)
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid                                            (28,500)           -
Purchase of property, plant and equipment               (106,205)      (2,444)
                                                      ----------   ----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES             (134,705)      (2,444)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                                   -       97,000
Issuance of common stock for cash                        144,000            -
Payments on settlements                                  (20,730)           -
Payment of notes payable                                (130,667)           -
Proceeds from notes payable                            1,074,000      195,911
                                                      ----------   ----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES        1,066,603      292,911
                                                      ----------   ----------
NET INCREASE (DECREASE) IN CASH                           (2,496)      (1,776)

CASH AT BEGINNING OF YEAR                                  3,384        5,160
                                                       ---------   ----------
CASH AT END OF YEAR                                   $      888  $     3,384
                                                       =========   ==========
The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS(Continued)
December 31, 2001 and 2000

                                                          2001        2000
                                                      ----------   ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid                                $    32,177  $         -

Income taxes paid                                    $         -  $         -

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid finance charges $   120,375  $    50,000
Issuance of common stock for services                $   182,000  $   316,058
Issuance of common stock for investment$             $         -  $    60,000
Issuance of common stock for rights to EPA labels    $         -  $    11,000
Issuance of common stock for payment of accrued
expenses                                             $         -  $   170,527
Issuance of common stock for forbearance of
notes payable, finance charges and interest          $    76,175  $   400,096
Issuance of stock options for services               $    18,890  $    51,370
Issuance of common stock for debt                    $   445,540  $   724,971
Issuance of note payable for investment deposit      $         -  $   110,000
Issuance of common stock for settlement of
 distributor agreement                               $    37,500  $         -
Issuance of note payable for distributor expense     $    50,000  $         -
Issuance of stock options for financing              $    66,010  $         -
Issuance of note payable for furniture and equipment $    30,320  $         -
Extension of stock options for services              $     3,984  $         -





The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 1.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investment (or short-term debt) purchased with original maturity of three months or less to be cash equivalents.

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the nine months ended December 31, 2001 and 2000 was $12,765 and $10,103, respectively.

Intangible Assets
-----------------
Most intangible assets are amortized over the remaining useful life on a straight-line basis, which ranges from 15 to 17 years. EPA labels are amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Amortization expense for the years ended December 31, 2001 and 2000 was $283,212 and $306,787, respectively.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
--------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. Goodwill is amortized on a straight-line basis over 15 years. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Income Taxes
------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $2,005,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $13,000,000, which expire in the years 2011 through 2021.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of net loss per share because they would be antidilutive.

Revenue Recognition Policy
--------------------------
Revenues from sales of product are recognized when the product is shipped.

Shipping and Handling Fees and Costs
------------------------------------
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $25,543 and $3,740 in fiscal 2001 and 2000 respectively. All amounts in the accompanying Consolidated Statements of Operations and Comprehensive Loss have been reclassified to reflect this adoption.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties
------------------
The Company sold the majority of its products to distributors along with replacement warranties. Warranty expense is included in cost of sales.

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

Estimates
---------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2001. The Company has no investment in securities available-for-sale at December 31, 2001.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
----------------------------------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Segment Information
-------------------
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the 2001. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

Accounting Pronouncements
-------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)
-------------------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $283,000 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2001 and 2000 consist of the following:

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 3 - INVENTORIES (Continued)

                            December 31,            December 31,
                                2001                   2000
                            ------------            ------------
   Raw Materials           $      32,813           $      26,171
   Finished Goods                 76,519                  97,804
                            ------------            ------------
     Total                 $     109,332           $     123,975
                            ============            ============

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


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At December 31, 2001 and 2000, notes payable consisted of the following:

Creditor and Conditions                                 2001         2000
-----------------------                              ----------   ----------
Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                          $     7,500  $     7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.               15,000       15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.                25,000       25,000

Danny Wirken (a shareholder of the Company),
unsecured, interest at 8%, dated December 31, 1993
due on demand. (See Notes 7 and 17.)                          -      386,581

Subtotal (carried forward)                          $    47,500  $   434,081
                                                     ----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                     2001         2000
-----------------------                              ----------   ----------
Subtotal (carried forward)                          $    47,500  $   434,081

Max Burdick, unsecured, interest at 18%, dated
November 6, 1996, due February 15, 1997,
delinquent.                                                   -       40,000

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                           20,000       20,000

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                          251,000      251,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1, 1999, due
on December 31, 1999, delinquent.                         6,500        6,500

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                               5,239        5,239

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                             10,000       25,000

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                     8,800        8,800

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                           50,000       50,000
                                                     ----------   ----------
Subtotal (carried forward)                          $   399,039  $   840,620
                                                     ----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                     2001         2000
-----------------------                              ----------   ----------
Subtotal (brought forward)                          $   399,039  $   840,620

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                     2,500        2,500

George H. Henderson, (a shareholder
of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000, delinquent.                           50,000       72,957

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001,
delinquent.                                              62,445      110,000

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                              20,000       20,000

Futura Title Corporation dba Alliance Title
& Escrow, former shareholders of White
Mountain Mining and Manufacturing, Inc.,
monthly payments of $18,000, 18% interest
with a one-time compounding of interest
effective June 21, 1995, secured by mining
property, (later foreclosed) due September
1994.  Delinquent. (See Note 7).                             -       209,444

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001, renewed on November
22, 2001, convertible to 232,000 shares of
the Company's common stock on demand,
due on August 22, 2002.                                 58,000        50,000
                                                     ----------   ----------
Subtotal (carried forward)                          $   591,984  $ 1,305,521
                                                     ----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                     2001         2000
-----------------------                              ----------   ----------
Subtotal (brought forward)                          $   591,984  $ 1,305,521

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 8, 2000, due on
September 8, 2001.                                            -       10,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001, delinquent.                          10,000       10,000

Robert B. Crouch, (shareholder of the
Company), unsecured, interest at 12%,
dated November 7, 2000, due on demand.                        -        1,000

Robert B. Crouch, (officer and shareholder
of the Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                   2,610        4,000

John Runft (an officer and shareholder of
the Company) unsecured, interest at 10%,
Dated April 12, 2000, due on demand.                          -       37,457

George H. Henderson, (shareholder of the
Company), unsecured, interest at 12%,
dated October 1, 2000, due on
October 1, 2001.                                              -       42,590

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                   3,000        3,000

Venture Creations, Inc. (shareholders of the
Company), unsecured, interest at 10%,
dated September 20, 2001, due on
October 1, 2003.                                         50,000            -

Gary Hanson (shareholder of the Company),
unsecured, interest at 12%, dated July 24, 2001,
due on October 24, 2001, delinquent.                     20,000            -
                                                     ----------   ----------
Subtotal (carried forward)                          $   677,594  $ 1,413,568
                                                     ----------   ----------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions (Continued)                     2001         2000
-----------------------                              ----------   ----------
Subtotal (brought forward)                          $   677,594  $ 1,413,568

RCK, LLC, (a shareholder of the Company)
unsecured, interest at 12%, dated September
28, 2001, due on demand                                 600,000            -

Ed L. Shannon, Jr. and Bruce L Shannon,
(shareholders of the Company), unsecured,
interest at 12%, dated August 1, 2001, due on
August 1, 2002.                                         200,000            -

Robinson Family, LLC, (shareholders of the
Company), unsecured, interest at 12%, dated
April 1, 2001, due on April 1, 2002.                    106,000            -

Ronald Davis, (a shareholder of the
Company), unsecured, interest at 12%, dated
December 28, 2001, due on June 28, 2002.                 25,000            -

Kyle Baird, (a shareholder of the Company),
unsecured, interest at 12%, dated November
26, 2001, due on March 26, 2002                          25,000            -

Max Burdick, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
2001, due on March 1, 2002                               30,000            -

Jay Downs (an officer and shareholder of the
Company), unsecured, non-interest bearing,
dated October 15, 2001, due on October 15,
2002, convertible to common stock at $0.35
per share                                                30,320            -

Richard Humphries, (a shareholder of the
(Company), unsecured, interest at 12%, dated
October 1, 2001, due on April 1, 2002                    10,000            -
                                                     ----------   ----------
Totals                                              $ 1,703,914  $ 1,413,568
                                                     ==========   ==========

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 6 - LINE OF CREDIT

At December 31, 2001 and 2000, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.


NOTE 7 - LITIGATION

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the period ended December 31, 2001, the Company reclassified this amount to settlement payable in the amount of $40,166.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the year ended December 31, 2001, the Company reclassified this amount to settlements payable. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2000, $60,543 is included in commitments and contingencies in these financial statements. During the year ended December 31, 2001, the Company reclassified this amount to settlements payable. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $6,000 and is currently in arrears on the payment schedule. The balance owing is included in commitments and contingencies in these financial statements at December 31, 2000. During the year ended December 31, 2001, the Company reclassified this amount to settlements payable.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 7 - LITIGATION (Continued)

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. The amount of $17,230 is included in commitments and contingencies in these financial statements at December 31, 2000 and was paid in full during the year ended December 31, 2001.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. This note is reflected at December 31, 2000 in the principal amount of $386,581, with accrued interest included in interest payable for the amount of $216,570. During June 2001, the Company declared this note and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from termination of debt, which is reflected in the financial statements at December 31, 2001 as an extraordinary item. (See Notes 5, and 17.)

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

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in commitments and contingencies at December 31, 2000. During the year ended December 31, 2001, the Company reclassified this amount to settlements payable.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 7 - LITIGATION (Continued)

Creditors' Judgments
--------------------
During 1994 and 1995, the Company was sued by a number of creditors, whose lawsuits were allowed to go to judgment. These judgments were a result of the inability of the Company to fund operations and payments to the Company's creditors. The collection judgments, which are substantially unpaid at December 31, 2001 and 2000, total approximately $90,000 and $52,000, and are included in the Company's accounts payable and other obligations. A settlement has been approved whereby this liability is scheduled to be paid in full on or before March 31, 2002.

Environmental Protection Agency
-------------------------------
During October 2000, the Company joined other plaintiffs represented by a public interest law firm in filing action against the Environmental Protection Agency (EPA). The action seeks relief from the EPA's practice of using certain guidelines as a basis for hazard classification and risk assessments pursuant to the Federal Insecticide, Fungicide and Rodenticide Act.
Plaintiffs and the EPA worked out a stipulation for the dismissal of the case whereby the EPA must use final guidelines promulgated for such reviews. The case was dismissed during March 2002 pursuant to this stipulation.

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. This amount is included in executive compensation in the attached financial statement. During August 2001, the Company paid $5,000 to another former officer for settlement with mutual release of his claim for nonpayment of back wages in the amount of $38,500. The remaining amount in dispute totals $25,745. Because the Company plans to contest the related claim which it does not expect to pay, the amount disputed is not recorded in the accompanying financial statements.

Other Litigation
----------------
The Company is not aware of any other filed litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and its subsidiaries by creditors.

NOTE 8 - COMMON STOCK

In February 2000, the Company increased its authorized capital to 50,000,000 shares of common stock. During the year ended December 31, 2000, the Company issued 500,000 shares of its common stock valued at $50,000 for the guarantee of a line of credit, 472,500 shares of its common stock valued at $80,625 for forbearance on notes payable, 200,000 shares of its common stock valued at $20,000 for purchase of all outstanding stock of Magic International, Inc. 400,000 shares of its common stock valued at $40,000 for partial purchase of National Diatect, Inc. and 110,000 shares of its common stock valued at $11,000 for rights to EPA labels at $0.10 per share. The Company also issued

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 8 - COMMON STOCK (Continued)

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

During the year ended December 31, 2001, the Company issued 2,107,500 shares of its common stock valued at $196,550 in consideration for a note payable, 1,716,590 shares of its common stock valued at $374,505 for debt, 188,000 shares of its common stock valued at $47,000 to a former officer for back wages (Note 7), 1,300,000 shares of its common stock valued at $97,500 for services to officers and others, 500,000 shares of its common stock valued at $37,500 in settlement of a distributor agreement, 500,000 shares of its common stock valued at $37,500 as a severance bonus to the Company's former president and 200,000 shares of its common stock valued at $41,035 in payment of a vendor account. The shares were valued at their fair market value on the date of issuance. The Company also sold 1,200,000 shares of its common stock at prices ranging from $0.10 to $0.25 per share for cash and a receivable. An officer, to whom options with a fair market value of $55,534 had been previously issued, exercised the options and purchased 499,998 shares of common stock. The exercise price of the stock of $30,000 was exchanged for accrued legal fees.

NOTE 9 - COMMON STOCK SUBSCRIBED

In 1996, the Company agreed to convert outstanding debts to certain individuals into common stock. This common stock was not issued until August 2000 and was treated as common stock subscribed but not issued. The following individuals were owed common stock to satisfy the amount of these debts:

   Ross S. Wolfley     $    22,500
   G. Reeve                163,738
                        ----------
     Total             $   186,238
                        ==========

During August 2000, the Company issued 200,000 shares of its common stock to
G. Reeve and 90,000 shares of its common stock to Ross S. Wolfley, in full payment of the above subscriptions.

During the year ended December 31, 2001, the Company sold stock valued at $170,000 and received $100,000. The remaining $70,000 is reflected in the attached financial statements as stock subscription receivable. See Note 8.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the years ended December 31, 2001 and 2000:

                                                        Weighted Average
                                     Number of Shares   Price per Share
                                     ----------------   ----------------
 Outstanding at December 31, 1999          894,636            $0.06
 Granted                                 1,122,335             0.06
 Exercised                              (1,517,667)            0.06
 Expired or forfeited                            -                -
                                     ----------------   ----------------
 Outstanding at December 31, 2000          499,304            $0.06
                                     ================   ================
 Options exercisable at
  December 31, 2000                        499,304            $0.06
                                     ================   ================
 Weighted average fair value of
  options granted during 2000                $0.05
                                     ================



 Outstanding at December 31, 2000          499,304            $0.06
 Granted                                 1,100,000             0.18
 Exercised                                (499,304)            0.06
 Expired or forfeited                            -                -
                                     ----------------   ----------------
 Outstanding at December 31, 2001        1,100,000            $0.18
                                     ================   ================
 Options exercisable at
  December 31, 2001                      1,100,000            $0.18
                                     ================   ================
 Weighted average fair value of
  options granted during 2001                $0.08
                                     ================



                                                        Weighted Average
 Exercise Date                       Number of Shares   Price per Share
                                     ----------------   ----------------
 On or before February 1, 2002             600,000            $0.25
 On or before December 31, 2004            500,000            $0.10

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 10 - STOCK OPTIONS (Continued)

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees and stockholders in the years ended December 31, 2001 and 2000 was $0.08 and $0.05 per option, respectively. Compensation cost charged to operations was $18,890 and $51,370 during the years ended December 31, 2001 and December 31, 2000, respectively. Finance fees charged to other expenses was $66,010 and legal fees charged to operations was $3,985 during the year ended December 31, 2001.

NOTE 11 - CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in commitments and contingencies as December 31, 2000, are as follows:

                                            December 31,
                                        2001         2000
                                     ----------   ----------
 Futura Title Corporation dba
  Alliance Title & Escrow           $   461,605  $         -
 L. Craig Hunt                                -       61,543
 Mid-America Venture
  Capital Fund, Inc.                          -       37,336
 Sloan, Listrom, Eisenbarth,
  Sloan & Glassman, LLC                       -       40,166
 Ogilvy, Adams & Rinehart                     -       36,000
 Mike Glazer                                  -       17,230
 George Brink                                 -       44,648
                                     ----------   ----------
                                    $   461,605  $   236,923
                                     ==========   ==========

In the year ending December 31, 2001, the Company reclassified $214,693 in commitments as outstanding settlements payable. The $17,230 owed to Mike Glazer was paid in full during the year ended December 31, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Futura Title Corporation
------------------------
During the year ended December 31, 2001, the Company reclassified a note payable to Futura Title Corporation dba Alliance Title & Escrow plus interest accrued thereon to commitments and contingencies in the total amount of $461,605. The Company is currently negotiating a settlement agreement on this liability. Although the outcome is uncertain, the Company expects to settle for considerably less.

National Diatect, Inc.
----------------------
In July 2000, the Company signed a letter of intent to purchase National Diatect, Inc. The agreement is subject to ratification by the board of directors and has not been finalized as of the date of these financial statements. See Note 1.

Lease Commitments
-----------------
The Company leased office facilities in Boise, Idaho from an individual through March 2000. The lease was a month-to-month handshake agreement, with payments of $550. In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement called a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities from May 1, 2000 through October 1, 2001. The Company negotiated a settlement on the remaining lease in the amount of $2,089.

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

On November 14, 2001, Diatect entered into an agreement with IX Group, Inc. (hereinafter "IXG") whereby Diatect would sell to IXG all of the common stock of a subsidiary, Magic International, Inc. (hereinafter "Magic"), in exchange for approximately 5% of the common stock of Magic after IXG's merger with and into Magic and the post-merger payment of cash. The transaction, if consummated, would be a related party event because IXG's president and principal shareholder is also a shareholder of Diatect. At December 31, 2001, Magic had no assets or liabilities.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 13 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to twenty-four shareholders and one officer totaling $1,528,714 and $1,086,624 as of December 31, 2001 and 2000, respectively. See Note 5.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $45,226 and $42,640 for the years ended December 31, 2001 and 2000, respectively, of which $28,167 are included in accounts payable - related party at December 31, 2000.

The Company's former president performed consulting services for the Company during the first quarter of 2000. Consulting services preformed by this former officer totaled $20,560 for the year ending December 31, 2000.
Included in accounts payable - related party is $2,628 at December 31, 2000. No consulting services were preformed by the Company's former president during the year ending December 31, 2001.

The Company has employment contracts to pay the Company's president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During January 2001, the Company's president received a signing bonus of 350,000 options for the purchase of shares of common stock. The Company also had an employment contract to pay the Company's former president annual compensation of $120,000. See Note 10. Executive compensation totaled $409,937 for the year ended December 31, 2001.

The Company's president contributed office furniture and equipment valued at $30,320 in exchange for a non-interest bearing convertible note payable. The note was subsequently converted to stock. See Note 18.

NOTE 14 - GOING CONCERN

As shown in the financial statements, the Company incurred a net loss before extraordinary item of $1,486,498 for the year ended December 31, 2001 and has an accumulated deficit of $13,613,935 at December 31, 2001. The Company has negative equity, negative working capital, unsatisfied collection judgments, and is delinquent in repaying its debt obligations.

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

Management's plans are increased product placement and sales and the sale of new stock issuances, which are expected to raise the capital needed to satisfy collection judgments and repay debt obligations. Through the acquisition of Magic International, Inc., management has taken measures to increase product markets.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

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

The table below presents information about the Company's reportable segments:

                                     Year Ended December 31, 2001
                          Kansas     Idaho/Utah   Eliminations   Consolidated
                        ----------   ----------   ------------   ------------
External revenue       $         -  $   570,904  $           -  $     570,904
                        ==========   ==========   ============   ============
Operating income (loss)$   (20,005) $(1,086,451) $           -  $  (1,106,456)
                        ==========   ==========   ============
Corporate expenses                                                          -
                                                                 ------------
 Total operating
  income (loss)                                                 $  (1,106,456)
                                                                 ============
Depreciation and
 Amortization          $       456  $   295,521  $           -  $     295,977
                        ==========   ==========   ============   ============
Interest expense
 and finance charges   $         -  $   278,501  $           -  $     278,501
                        ==========   ==========   ============   ============
Identifiable assets    $   160,618  $ 2,850,764  $    (154,924) $   2,856,458
                        ==========   ==========   ============
General corporate
 assets                                                                     -

 Total assets                                                   $   2,856,458
                                                                 ============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

                                       Year Ended December 31, 2000
                          Kansas        Idaho     Eliminations   Consolidated
                        ----------   ----------   ------------   ------------
External revenue       $   158,770  $   120,772  $    (118,178) $     161,364
                        ==========   ==========   ============   ============
Operating income (loss)$    (6,563) $(1,185,397) $     118,178  $  (1,073,782)
                        ==========   ==========   ============
Corporate Expenses                                                   (316,685)
                                                                 ------------
 Total net income (Loss)                                        $  (1,390,467)
                                                                 ============
Depreciation and
 Amortization          $       903  $   315,987  $           -  $     316,890
                        ==========   ==========   ============   ============
Interest expense
 and finance charges   $     1,209  $   308,688  $           -  $     309,897
                        ==========   ==========   ============   ============
Identifiable assets    $   307,295  $ 2,377,645  $    (175,810) $   2,509,130
                        ==========   ==========   ============
General corporate assets                                                    -
                                                                 ------------
 Total assets                                                   $   2,509,130
                                                                 ============

Kansas operations, the first reportable segment, performed services including mixing and distribution of pesticide products during 2000. Idaho/Utah operations, the second reportable segment, manufactures product and generates sales revenues.


NOTE 17 - EXTRAORDINARY ITEMS

In June 2001, a former supplier agreed to write off a balance owed in the amount of $8,100. This is reflected in the financial statement as gain from debt forgiveness. During June 2001, the Company also declared a note payable to Danny Wirken and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from termination of debt, which is reflected in the financial statements at December 31, 2001 as an extraordinary item in the amount of $603,152. (See Notes 5, and 12.)

During the fourth quarter of the year ended December 31, 2001, the Company experienced extraordinary product returns in the amount of $214,355. The inventory cost of the returned products was $38,179, which resulted in a net loss of $176,176 for the change of distributor relationships. The returns resulted from the Company's efforts to restructure its distribution markets.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

NOTE 18 - SUBSEQUENT EVENTS

Purchase of Facilities
----------------------
During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah. The Company is currently negotiating the purchase of its new facilities at a cost of $825,000. Under terms of the agreement, the Company may continue occupying the facilities with no charge until closing occurs but not longer than July 2002. Other terms of the agreement call for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. The Company paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001 and this amount is reflected in the attached financial statements as deposits. During the same period, the Company also secured cash in the amount of $400,000, which is considered restricted and will be used for closing on the building. The Company occupied the facilities on October 10, 2001 and closing is scheduled to occur in July 2002.

Note Payable Conversion
-----------------------
Subsequent to the date of these financial statements, the Company's president exercised rights to convert his note payable to 86,629 shares of the Company's common stock at $0.35 per share. See Note 5.

NOTE 19 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2000 have been restated to correct an error made in understating a related party note payable by $37,457 in the year ended December 31, 2000 and prior years. The restatement had no effect on the net loss for the year ended December 31, 2000. Accumulated deficit has been adjusted for the effects of the restatement on prior years. The Company realized no tax effect from this transaction. See
Note 2.