Form 10QSB
period 2002-03-31
DIATECT INTERNATIONAL CORP
filed 2002-05-20
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2002

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

                875 S Industrial Parkway, Heber City, Utah 84032
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (435) 654-4370
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               39,447,734
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2002

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

Board of Directors
Diatect International Corp.
Boise, ID  83714

ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of Diatect International Corp. as of March 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on it in our report dated March 22, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Williams & Webster

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 15, 2002

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001

                                                  March 31,
                                                    2002       December 31,
                                                 (Unaudited)      2001
                                                 -----------   ------------
ASSETS

CURRENT ASSETS
 Cash                                            $       739   $       888
 Cash in escrow                                      400,000       400,000
 Accounts receivable                                 190,424       202,660
 Prepaid interest                                    143,743       154,019
 Prepaid royalties                                    26,559        26,804
 Inventories                                         833,167       109,332
                                                 -----------   -----------
   Total Current Assets                            1,594,632       893,703
                                                 -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
 Mining property                                         540           540
 Building                                             23,501        23,501
 Equipment                                           213,666       185,180
 Less accumulated depreciation                       (49,308)      (38,338)
                                                 -----------   -----------
   Total Property, Plant and Equipment               188,399       170,883
                                                 -----------   -----------
OTHER ASSETS
 Deposits                                             28,500        28,500
 Goodwill, net of amortization                        27,050        27,050
 Investment in EPA labels                          1,736,322     1,736,322
                                                 -----------   -----------
   Total Other Assets                              1,791,872     1,791,872
                                                 -----------   -----------
TOTAL ASSETS                                    $  3,574,903  $  2,856,458
                                                 ===========   ===========



See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS (Continued)

                                                  March 31,
                                                    2002       December 31,
                                                 (Unaudited)      2001
                                                 -----------   ------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $    819,367       259,459
 Accounts payable - related parties                    5,652             -
 Bank overdraft                                       27,716        22,268
 Line of credit                                      102,030        97,000
 Interest payable                                    273,396       288,928
 Settlements payable                                 212,693       214,693
 Other accrued liabilities                            50,718        16,051
 Notes payable                                     1,533,094     1,703,914
                                                 -----------   -----------
   Total Current Liabilities                       3,024,666     2,602,313
                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES                        461,605       461,605
                                                 -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000
  shares authorized; 39,447,734 and 36,928,161
  shares issued and outstanding, respectively     14,127,944    13,391,574
 Common stock subscribed                             (20,000)      (70,000)
 Stock options                                        18,791        84,901
 Accumulated deficit                             (14,038,103)  (13,613,935)
                                                 -----------   -----------
   Total Stockholders' Equity (Deficit)               88,632      (207,460)
                                                 -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $  3,574,903  $  2,856,458
                                                 ===========   ===========



See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months Ended
                                                       March 31,
                                                   2002          2001
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
REVENUES                                     $      46,260  $      58,495

COST OF SALES                                       20,817         29,411
                                              ------------   ------------
GROSS PROFIT                                        25,443         29,081
                                              ------------   ------------
OPERATING EXPENSES
 Salaries, wages and benefits                       99,968         11,066
 Executive compensation                             48,462         87,755
 Distributor expense                                     -         38,276
 Registration fees                                  11,720         11,720
 Depreciation and amortization                      10,970         73,356
 Legal and professional fees                        35,666         70,817
 Other operating expense                           162,461         39,520
                                              ------------   ------------
   Total Operating Expenses                        368,552        332,510
                                              ------------   ------------
OPERATING LOSS                               $    (343,109) $    (303,429)
                                              ------------   ------------
OTHER INCOME (EXPENSES)
 Interest expense                                  (63,684)       (37,382)
 Bad debts                                         (17,450)             -
 Miscellaneous                                          75            358
                                              ------------   ------------
   Total Other Income (Expenses)                   (81,059)       (37,024)
                                              ------------   ------------
LOSS BEFORE INCOME TAXES                          (424,168)      (340,453)

INCOME TAXES                                             -              -
                                              ------------   ------------
NET LOSS                                     $    (424,168) $    (340,453)
                                              ============   ============
BASIC AND DILUTED
 NET LOSS PER SHARE                          $       (0.01) $       (0.01)
                                              ============   ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                              37,916,550     28,716,073
                                              ============   ============



See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the periods ended March 31, 2002 and December 31, 2001

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 2000                         28,716,073    12,260,630        51,370             -   (12,562,513)      (250,513)

Issuance of shares for
 debt at $0.15 to $0.25
 per share                     1,408,343       266,619             -             -             -        266,619

Issuance of shares for
 guarantee of debt and
 line of credit at $0.07
 to $0.50 per share            2,107,500       196,550             -             -             -        196,550

Issuance of shares for
 cash at $0.10 to $0.12
 per share                       400,000        44,000             -             -             -         44,000

Issuance of share in
 settlement of salary
 claim at $0.25 per share        188,000        47,000             -             -             -         47,000

Issuance of shares for
 consulting at $0.08 per
 share                            50,000         3,750             -             -             -          3,750

Issuance of shares to
 officers for services
 at $0.08 per share            1,250,000        93,750             -             -             -         93,750

Issuance of shares for
 settlement of distributor
 agreement and severance
 agreement at $0.08 per share  1,000,000        75,000             -             -             -         75,000

Issuance of shares for
 cash and receivable at $0.10
 to $0.25 per share              800,000       170,000             -       (70,000)            -        100,000

Issuance of shares for
 payment of accounts payable
 at $0.21 per share              200,000        41,035             -             -             -         41,035

Issuance of shares for
 payment of legal fees and
 exercise of options
 at $0.06 per share              499,998        85,354       (55,354)            -             -         30,000

Issuance of shares to
 officers for payment of
 accrued legal fees and
 debt at $0.35 per share         308,247       107,886             -             -             -        107,886

Options granted to
 officer as bonus for
 contract                              -             -        18,890             -             -         18,890

Options granted to
 stockholder for financing
 and extension of options
 to officer                            -             -        69,995             -             -         69,995

Net loss for the year ended,
December 31, 2001                      -             -             -             -    (1,051,422)    (1,051,422)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of December 31,
 2001                         36,928,161  $ 13,391,574  $     84,901  $    (70,000) $(13,613,935) $    (207,460)
                             -----------   -----------   -----------   -----------   -----------   ------------

See accompany notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the periods ended March 31, 2002 and December 31, 2001

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balance as of December 31,
2001 (brought forward)        36,928,161  $ 13,391,574  $     84,901  $    (70,000) $(13,613,935) $    (207,460)

Issuance of stock for cash
at $0.25 to $0.30 per share    1,036,260       263,565             -             -             -        263,565

Issuance of shares for cash
at $0.25 per share and
exercise of options              600,000       216,110       (66,110)            -             -        150,000

Issuance of stock for debt
and interest at $0.25 to
$0.35 per share                  883,313       256,695             -             -             -        256,695

Payment of stock
subscription                           -             -             -        50,000             -         50,000

Net loss for the period
ended March 31, 2002
(unaudited)                            -             -             -             -      (424,168)      (424,168)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of March 31,
2002 (unaudited)              39,447,734  $ 14,127,944  $     18,791  $    (20,000) $(14,038,103) $      88,632
                             ===========   ===========   ===========   ===========   ===========   ============









See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS

                                                  Three Months Ended
                                                       March 31,
                                                   2002          2001
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $    (424,168) $    (340,453)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                    10,970         73,356
   Issuance of stock options for services                -         18,890
 Changes in assets and liabilities:
   Accounts receivable                              12,236         37,529
   Prepaid interest                                 10,276          2,392
   Prepaid royalties                                   245          1,755
   Prepaid expenses                                      -           (424)
   Inventories                                    (723,835)       (48,588)
   Accounts payable                                559,908        101,136
   Accounts payable - related parties                5,652         12,439
   Interest payable                                 32,843         32,768
   Accrued salaries                                      -         56,306
   Stockholder advance                                   -         48,990
   Other accrued liabilities                        34,667          1,116
                                              ------------   ------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES       (475,758)        (2,788)
                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment         (28,486)             -
                                              ------------   ------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES        (28,486)             -
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                 413,565              -
 Proceeds from stock subscriptions                  50,000              -
 Payment of settlements                             (2,000)             -
 Proceeds from line of credit                        5,030              -
 Net payments of notes payable                     (22,500)             -
 Net proceeds from notes payable                    60,000              -
                                              ------------   ------------
NET CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES                                        504,095              -
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                       (149)        (2,788)

CASH AT BEGINNING OF YEAR                              888          3,384
                                              ------------   ------------
CASH AT END OF YEAR                          $         739  $         596
                                              ============   ============


See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS (Continued)


                                                  Three Months Ended
                                                       March 31,
                                                   2002          2001
                                               (Unaudited)   (Unaudited)
                                              ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                       $           -  $           -

 Income taxes paid                           $           -  $           -


NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for
  debt and interest                          $     256,695  $           -
 Issuance of stock options for services      $           -  $      18,890












See accompanying notes and accountant's review report.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

Inventories
-----------
Inventories consist primarily of packaging materials, raw materials and finished product and are valued at the lower of cost (first in, first out) or market.

Property and Equipment
----------------------
Property, plant and equipment are stated at cost including the allocable purchase price applicable to the respective assets of purchased subsidiaries. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the three months ended March 31, 2002 and 2001 was $10,970 and $2,553, respectively.

Goodwill
--------
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
-----------------
Most intangible assets were amortized over the remaining useful life on a straight-line basis, which ranged from 15 to 17 years. EPA labels were amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Amortization expense for the three months ending March 31, 2001 was $70,803. On January 1, 2002, the Company adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 which resulted in an increase in net income of approximately $70,000 during the three months ended March 31, 2002.

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

At December 31, 2001, the Company had net deferred tax assets of approximately $2,069,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $13,790,000, which expire in the years 2011 through 2022.

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

Shipping and Handling Fees and Costs
------------------------------------
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $1,388 and $1,634 in the three months ended March 31, 2002 and 2001 respectively. All amounts in the accompanying Consolidated Statements of Operations and Comprehensive Loss have been reclassified to reflect this adoption.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2002. The Company has no investment in securities available-for-sale at March 31, 2002.

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

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
----------------------
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Accounting Pronouncements
-------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)
-------------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $280,000 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

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

Going Concern
-------------
As shown in the financial statements, the Company incurred a net loss of $424,168 for the three months ended March 31, 2002 and has an accumulated deficit of $14,038,103 at March 31, 2002. (This equates to a potential NOL tax carryforward of approximately $13,790,000.) The Company recently received a purchase order from a major new customer and ramped up production to meet the demand. Because the customer has asked for a delay in shipment until mid 2002, this has given Diatect excess inventory. Upon shipment, the Company expects to improve working capital, increase its profitability and stockholders' equity and commence repayment of its debt obligations.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)
-------------
Without sales the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management's plans for ensuring the Company's continued viability are based on an aggressive, direct and indirect marketing program to all of the major independent U.S. hardware chains (Ace, TrueValue, DoItBest, Handy Hardware) in addition to increased emphasis on drug stores (Walgreen's).

Management's plans include increased product placement and sales and the sale of new stock issuances, which are expected to raise the capital needed to satisfy collection judgments and repay debt obligations.


NOTE 3 - INVENTORIES

Inventories at March 31, 2002 and December 31, 2001 consist of the following:

                                  March 31,        December 31,
                                    2002               2001
                                ------------       ------------
Raw Materials                  $      34,742      $      32,813
Packaging Material                    69,522                  -
Finished Goods                       728,903             76,519
                                ------------       ------------
   Total                       $     833,167      $     109,332
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


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At March 31, 2002 and December 31, 2001, notes payable consisted of the following:

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2002          2001
-----------------------                            ----------    ------------
Jeffrey Linabery, unsecured, interest at 14%, due
on demand.                                        $     7,500   $       7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.             15,000          15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.              25,000          25,000

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                         20,000          20,000

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6, 1997,
due on demand.                                        251,000         251,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1, 1999,
due on December 31, 1999, delinquent.                   6,500           6,500

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                             5,239           5,239

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                                -          10,000

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                   8,800           8,800
                                                   ----------    ------------
Subtotals (carried forward)                       $   339,039   $     349,039
                                                   ----------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions (Continued)                   2002          2001
-----------------------                            ----------    ------------
Subtotal (brought forward)                        $   339,039   $     349,039

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                              -          50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                   2,500           2,500

George H. Henderson, (a shareholder
of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000, delinquent.                         40,000          50,000

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001,
delinquent.                                            52,445          62,445

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                            20,000          20,000

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001, renewed on November
22, 2001, convertible to 232,000 shares of
the Company's common stock on demand,
due on August 22, 2002.                                     -          58,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001, delinquent.                        10,000          10,000
                                                   ----------    ------------
Subtotals (carried forward)                       $   463,984   $     601,984
                                                   ----------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2002          2001
-----------------------                            ----------    ------------
Subtotal (brought forward)                        $   463,984   $     601,984

Robert B. Crouch, (officer and shareholder
of the Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                   610           2,610

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                 3,000           3,000

Venture Creations, Inc. (shareholders of the
Company), unsecured, interest at 10%,
dated September 20, 2001, due on
October 1, 2003.                                       50,000          50,000

Gary Hanson (shareholder of the Company),
unsecured, interest at 12%, dated July 24, 2001,
due on October 24, 2001, delinquent.                        -          20,000

RCK, LLC, (a shareholder of the Company)
unsecured, interest at 12%, dated September
28, 2001, due on demand                               600,000         600,000

Ed L. Shannon, Jr. and Bruce L Shannon,
(shareholders of the Company), unsecured,
interest at 12%, dated August 1, 2001, due on
August 1, 2002.                                       200,000         200,000

Robinson Family, LLC, (shareholders of the
Company), unsecured, interest at 12%, dated
April 1, 2001, due on April 1, 2002.                  106,000         106,000

Ronald Davis, (a shareholder of the
Company), unsecured, interest at 12%, dated
December 28, 2001, due on June 28, 2002.               24,500          25,000
                                                   ----------    ------------
Subtotals (carried forward)                       $ 1,448,094   $   1,608,594
                                                   ----------    ------------

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
Creditor and Conditions                               2002          2001
-----------------------                            ----------    ------------
Subtotal (brought forward)                        $ 1,448,094   $   1,608,594

Kyle Baird, (a shareholder of the Company),
unsecured, interest at 12%, dated November
26, 2001, due on March 26, 2002                        25,000          25,000

Max Burdick, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
2001, due on March 1, 2002                                  -          30,000

Richard Humphries, (a shareholder of the
(Company), unsecured, interest at 12%, dated
October 1, 2001, due on April 1, 2002                       -          10,000

Jay Downs (an officer and shareholder of the
Company), unsecured, non-interest bearing,
dated October 15, 2001, due on October 15,
2002, convertible to common stock at $0.35
per share                                                   -          30,320

Kyle Baird (a shareholder of the Company),
unsecured, interest at 12%, dated March 20,
2002, due on May 5, 2002                               25,000               -

Amanda Wright, unsecured, interest at 10%,
dated January 11, 2002, due on July 11, 2002           10,000               -

Ronald Davis, (a shareholder of the Company),
unsecured, interest at 12%, dated March 20,
2002, due on May 5, 2002                               25,000               -
                                                   ----------    ------------
   Totals                                         $ 1,533,094   $   1,703,914
                                                   ==========    ============

NOTE 6 - LINE OF CREDIT

At March 31, 2002 and December 31, 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a director utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 6 - LINE OF CREDIT (Continued)

At March 31, 2002, the Company had $5,030 borrowed on an automatic line of credit with America First Credit Union. This credit facility is unsecured, has no stated maturity and bears interest at 9.75%.

NOTE 7 - LITIGATION

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in settlements payable at March 31, 2002 and December 31, 2001 in the amount of $40,166.

Terrance Dunne
--------------
Terrance Dunne, the Company's former auditor, initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company has counter sued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in settlements payable at March 31, 2002 and December 31, 2001. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

L. Craig Hunt
-------------
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At March 31, 2002 and December 31, 2001, $60,543 is included in settlements payable in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $6,000 and is currently in arrears on the payment schedule. The balance owing is included in settlements payable in these financial statements at March 31, 2002 and December 31, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 7 - LITIGATION (Continued)

Mike Glazer
-----------
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. This amount was paid in full during the year ended December 31, 2001.

Danny Wirken
------------
The Company is considering litigation against Danny Wirkin, (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) with the objective of obtaining a judgment for damages and foreclosing on the Company's obligation under its note to Mr. Wirkin. During June 2001, the Company declared this note in the amount of $386,581 and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from termination of debt, which was reflected in the financial statements at December 31, 2001 as an extraordinary item. (See Notes 5, and 17.)

George Brink
------------
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in settlements payable at March 31, 2002 and December 31, 2001.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 7 - LITIGATION (Continued)

Former Officers and Consultant
------------------------------
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. During August 2001, the Company paid $5,000 to another former officer for settlement with mutual release of his claim for nonpayment of back wages in the amount of $38,500. The remaining amount in dispute totals $25,745. Because the Company plans to contest the related claim, which it does not expect to pay, the amount disputed is not recorded in the accompanying financial statements.


The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.


NOTE 8 - COMMON STOCK

During the year ended December 31, 2001, the Company issued 2,107,500 shares of its common stock valued at $196,550 in consideration for a note payable, 1,716,590 shares of its common stock valued at $374,505 for debt, 188,000 shares of its common stock valued at $47,000 to a former officer for back wages (Note 7), 1,300,000 shares of its common stock valued at $97,500 for services to officers and others, 500,000 shares of its common stock valued at $37,500 in settlement of a distributor agreement, 500,000 shares of its common stock valued at $37,500 as a severance bonus to the Company's former president and 200,000 shares of its common stock valued at $41,035 in payment of a vendor account. The shares were valued at their fair market value on the date of issuance. The Company also sold 1,200,000 shares of its common stock at prices ranging from $0.10 to $0.25 per share for cash and a receivable. An officer, to whom options with a FMV of $55,534 had been previously issued, exercised the options and purchased 499,998 shares of common stock. The exercise price of the stock of $30,000 was exchanged for accrued legal fees.

During the three months the Company issued 883,313 shares of its common stock valued at $256,695 in payment of notes payable and accrued interest and sold 1,036,260 shares of its common stock for $263,565. The Company also sold 600,000 shares of its common stock for $150,000 and exercise of options. See
Note 10.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 9 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2001, the Company sold stock valued at $170,000 and received $100,000. During the quarter ended March 31, 2002, the Company received $50,000 in payment of the stock subscription. The remaining $20,000 is reflected in the attached financial statements as stock subscription receivable. See Note 8.


NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the years ended December 31, 2001 and 2000:

                                                     Weighted Average
                                 Number of Shares     Price per Share
                                 ----------------    ----------------
Outstanding at December 31, 2000       499,304            $0.06
Granted                              1,000,000             0.18
Exercised                             (499,304)            0.06
Expired or forfeited                         -                -
                                 ----------------    ----------------
Outstanding at December 31, 2001     1,100,000            $0.18

Options exercisable at
December 31, 2001                    1,100,000            $0.18
                                  ===============    ================
Weighted average fair value of
options granted during 2001                               $0.08
                                                     ================
Outstanding at December 31, 2001     1,100,000            $0.18
Granted                                      -                -
Exercised                             (600,000)            0.11
Expired or forfeited                         -                -
                                 ----------------    ----------------
Outstanding at March 31, 2002          500,000            $0.25
                                 ================    ================
Options exercisable at
March 31, 2002                         500,000            $0.25
                                 ================    ================
Weighted average fair value of
options granted during 2002                               $0.08
                                                     ================

                                                     Weighted Average
Exercise Date                    Number of Shares    Price per Share
                                 ----------------    ----------------
On or before December 31, 2004         500,000            $0.10

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 10 - STOCK OPTIONS (Continued)

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees and stockholders in the periods ended March 31, 2002 and December 31, 2001 was $0.08 per option, respectively. Compensation cost charged to operations was $18,890 during the year ended December 31, 2001. Finance fees charged to other expenses was $66,010 and legal fees charged to operations was $3,985 during the year ended December 31, 2001.


NOTE 11 - CONCENTRATION OF RISK

Credit
------
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.


NOTE 12 - SETTLEMENTS PAYABLE

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in settlements payable at March 31, 2002 and December 31, 2001, are as follows:

                                               March 31,         December 31,
                                                 2002                2001
                                             ------------        ------------
L. Craig Hunt                               $      60,543       $      60,543
Mid-America Venture Capital Fund, Inc.             31,336              33,336
Sloan, Listrom, Eisenbarth, Sloan &
 Glassman, LLC                                     40,166              40,166
Ogilvy, Adams & Rinehart                           36,000              36,000
George Brink                                       44,648              44,648
                                             ------------        ------------
                                            $     212,693       $     214,693
                                             ============        ============

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Lease Commitments
-----------------
In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement called a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities from May 1, 2000 through October 1, 2001. The Company negotiated a settlement on the remaining lease in the amount of $2,089.

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

On November 14, 2001, Diatect entered into an agreement with IX Group, Inc. (hereinafter "IXG") whereby Diatect would sell to IXG all of the common stock of a subsidiary, Magic International, Inc. (hereinafter "Magic"), in exchange for approximately 5% of the common stock of Magic after IXG's merger with and into Magic and the post-merger payment of cash. The transaction, if consummated, would be a related party event because IXG's president and principal shareholder is also a shareholder of Diatect. At March 31, 2002, Magic had no assets or liabilities.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to twenty-four shareholders totaling $1,505,594 and $1,633,851 as of March 31, 2002 and December 31, 2001,
respectively.  See Note 5.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $5,652 and $17,067 for the three months ended March 31, 2002 and 2001, respectively, of which $5,652 are included in accounts payable - related party at March 31, 2002.

The Company has employment contracts to pay the Company's president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During January 2001, the Company's president received a signing bonus of 350,000 options for the purchase of shares of common stock. The Company also had an employment contract to pay the Company's former president annual compensation of $120,000. See Note 10. Executive compensation totaled $48,462 and $87,755 for the three months ended March 31, 2002 and 2001, respectively. See Note 18.


NOTE 15 - MINING PROPERTY

During September 2001, the Company was acquired title to unpatented mining claims on a section of land in Malheaur County, Oregon. This property, with proven and probable reserves of diatomaceous earth, is recorded on the Company's balance sheet at $540.

DIATECT INTERNATIONAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002


NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations were classified into two principal reporting segments based upon geographical location during the year ended December 31, 2001. All operations were relocated to Utah during the fourth quarter of fiscal 2001, therefore, no reportable segments are deemed to exist for the period ended March 31, 2002. Separate accounting for each segment for the period ended March 31, 2001 is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments during the prior period:

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
                                                                ===========

Kansas operations, the first reportable segment, performed services including mixing and distribution of pesticide products during early 2001. Idaho operations, the second reportable segment, manufactures product and generates sales revenues.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of the plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Quarter ended March 31, 2002 compared to March 31, 2001
-------------------------------------------------------
During the quarter ended March 31, 2002, our revenues were $46,260 with costs of sales of $20,817 with gross profit of $25,443 compared to the same period the prior year in which our revenues were $58,495 and costs of sales were $29,411 with gross profit of $29,081. The decrease in our revenues in the first quarter of 2002 compared to 2001 is attributable to a number of factors. First, we had one large order in 2001 which accounted for most of our revenues that quarter. Primarily due to different weather conditions in 2002, this customer did not order a comparable amount of product in the first quarter of this year. However, we have also made significant changes to our sales and distribution efforts to broaden our sales base, and have been ramping up production in our new facility in Heber, Utah in expectation of increased sales of product. Although our total sales were lower than the previous year, we made sales to many different customers which we believe will reduce our
dependence on any one customer or single order in the future.   Therefore, we
believe the decrease in revenues for the period ended March 31, 2002 compared to same period in the preceding year is not indicative of our revenue prospects for the balance of the fiscal year. Subsequent to the date of the attached financial statements, in the month of April 2002 our sales have been greater than during the previous three months and based on our internal projections we anticipate continuing increases in sales throughout the balance of the fiscal year.

Operating Expenses. For the quarter ended March 31, 2002, total operating expenses were $368,552, consisting of salaries, wages and benefits of $99,968, executive compensation of $48,462, registration fees of $11,025, depreciation and amortization of $10,970, legal and professional fees of $35,666 and other operating expenses of $162,461, resulting in an operating loss of $343,109. For the quarter ended March 31, 2001 total operating expenses were $332,510, consisting of salaries, wages and benefits of $11,066, executive compensation of $87,755, distributor expense of $38,276, registration fees of $11,720, depreciation and amortization expenses of $73,356, legal and professional fees of $70,817, and other expenses of $39,520, resulting in an operating loss of $303,429. The operating expenses for the period ended March 31, 2002 were higher than the prior year period primarily due to large increases in salaries, wages and benefits due to increased sales and production staffing and other operating expenses relating to the larger staffing requirements. These increases were offset by substantial decreases in executive compensation due to executive management changes and restructuring, and legal and professional fees due to our decision to perform some professional functions internally and carefully monitor legal expenses. Depreciation and amortization expenses were also substantially reduced due to the write off of previously amortized expenses. We expect our operating expenses to increase during the balance of the fiscal year due to additional production and distribution expenses as our sales volume increases.

Other Income and Expenses. Other expenses were $81,059 in the quarter ended March 31, 2002 compared to $37,024 the prior year. Interest expense for the quarter ended March 31, 2002 was $63,684 compared to $37,382 for the prior year period due to increased borrowing and debt service. Also, in the current period, we recorded $17,450 for bad debts due to uncollectible receivables.

For the quarter ended March 31, 2002, we had a net loss of $424,168 and loss per share was $0.01. For the quarter ended March 31, 2001, we had a net loss of $340,453, and loss per share was $0.01 per share.

Liquidity and Capital Resources
-------------------------------
In the period ended March 31, 2002, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Cash used in operations far exceeded revenues. We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts and we continue to anticipate increases in production and sales which will bring us closer to profitability.

At March 31, 2002, we had current assets of $1,594,632, consisting primarily of $400,000 cash in escrow for the proposed purchase of the building we occupy, accounts receivable of $190,424 , prepaid interest of $143,743 , and $833,167 in inventory. We had current liabilities of $3,024,666, consisting primarily of accounts payable of $819,367, a line of credit of $102,030, interest payable of $273,396, settlements payable of $212,693 and notes payable of $1,533,094, for a working capital deficit of $1,430,034. At March 31, 2002, we had property, plant and equipment totaling $188,399, net of depreciation, and other assets of $1,791,872, consisting primarily of our investment in EPA labels.

Cash used in operations for the quarter ended March 31, 2002 was $475,758. In 2002, our operations have been funded primarily by the sale of stock and proceeds from notes payable. Cash flows used by operating activities over the prior year period increased primarily as a result of our decision to build up inventories in anticipation of future purchase orders.

Cash used by investing activities for the quarter ended March 31, 2002 totaled $28,486 for the purchase of plant, property and equipment.

Cash flows from financing activities for the quarter ended March 31, 2002 totaled $504,095, consisting of cash received from the sale of common stock, proceeds from a line of credit and proceeds from newly issued notes payable, offset by payments on previously issued notes payable and payment of settlements. Non-cash financing activities included the issuance of common stock for debt and interest totaling $256,695.

In February 2002 we received a Purchase Order for a large quantity of our Results Fireant product, and in March 2002 we stepped up production to meet this customer's delivery schedule. Subsequently the customer asked to delay shipments because they still had previously purchased inventory stocks of competing products that they needed to use up before taking in new product from us. We anticipate that the new delivery date will be mid-year 2002.

As a result of our production increase and the delay in shipment, we currently have over 769,000 finished product units with a potential wholesale value of over $4.2 million. If the customer does not take shipment or delays the shipment further, we will have to find other customers to take our products in order to reduce our inventory. We are continuing to expand our markets and are confident that if necessary we will be able to sell a significant portion of this inventory to other customers.

During the balance of fiscal year 2002, we may seek working capital from several sources, including the equity markets and private investors. In February 2002, we engaged Wood Roberts, LLC to assist us in formulating and developing a strategic financing plan and to advise and assist us in implementing the plan with respect to institutional and other sources of equity and/or debt financing. The agreement calls for the initial payment of 100,000 shares of our restricted common stock, with additional fees including cash and issuance of warrants for the purchase of common stock to be paid upon completion of certain transactions. There is no assurance, however, that any fund raising efforts will be successful and no funding has developed as a result of our agreement to date.

We believe that in the remainder of fiscal 2002, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. We have initiated an aggressive marketing campaign to the thousands of small retail stores within the Ace, True Value, Do it Best, Scotty's & Walgreen Companies. With our current inventory and our ability to manufacture 60,000 + units per day, we believe we can rapidly meet the potential demand for large quantities of our products.

However, we continue to lack working capital and that affects our ability to effectively market our products. We believe two of the largest and most important markets for our products are the agricultural and home and garden markets. When we obtain sufficient working capital, we plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets. Accordingly, although we anticipate more revenue from the sale of our products than we have received in the past, we will not be as profitable without additional cash to fund our advertising and marketing campaign.

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

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. obtained a judgment against us on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. During fiscal 2001, we reclassified this amount to a settlement payable. At March 31, 2002, we have paid a total of $6,000 and are currently in arrears on the payment schedule.

George Brink
------------
During December 2000, George Brink was awarded a default judgment against us in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. During fiscal 2001, we reclassified this amount to a settlement payable, which settlement remains outstanding and unpaid. To date, plaintiffs have made no attempt to collect on this judgment.


Terrance Dunne
--------------
Terrance Dunne, a former auditor, initiated action against us for payment of unpaid fees. In response to the allegations, we have countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain.

Former Officers and Consultant
------------------------------
In September 2000, we received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, we issued 188,000 shares of our common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. During August 2001, we paid $5,000 in settlement to another former officer in settlement of $38,500 claimed as back wages. The remaining amount in dispute totals $25,745 and we plan to contest the claims.

We are not aware of any other threatened litigation against us or our subsidiaries. However, there remains a possibility of litigation against us and/or our subsidiaries by creditors.

     ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 2002, we issued 883,313 shares of our common stock valued at $256,695 in payment of notes payable and accrued interest. We also sold 1,036,260 shares of our common stock for cash proceeds of $263,565, and issued 600,000 shares of our common stock for $150,000 cash exercise of options. The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. (See Consolidated Statements of Stockholders' Equity in the financial statements and the notes thereto.)

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

     ITEM 5.  OTHER INFORMATION
     None
                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)     Exhibits.
        ---------
     None.

(b)     Reports on Form 8-K.
        --------------------
     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: May 17, 2002

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ John L. Runft, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 17, 2002

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ John H. Zenger, Director

/s/ Nelson A. Carter, Director