Form 10QSB
period 2002-06-30
DIATECT INTERNATIONAL CORP
filed 2002-08-14
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2002

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-10147
                                             -------

                     DIATECT INTERNATIONAL CORPORATION
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             California                                   82-0513109
-------------------------------                    --------------------------
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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               41,312,603
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2002

Board of Directors
Diatect International Corp.
Heber City, UT

ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of Diatect International Corp. as of June 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the six months and three months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


/S/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 6, 2002

Diatect International Corp.
Consolidated Balance Sheets

                                                   June 30,
                                                     2002      December 31,
                                                 (Unaudited)       2001
                                                 -----------   ------------
ASSETS

CURRENT ASSETS
 Cash                                           $        154  $         888
 Cash in escrow                                      400,000        400,000
 Accounts receivable                                  98,702        202,660
 Prepaid interest                                    149,273        154,019
 Prepaid royalties                                    21,731         26,804
 Inventories                                       1,338,518        109,332
                                                 -----------   ------------
   Total Current Assets                            2,008,378        893,703
                                                 -----------   ------------
PROPERTY, PLANT AND EQUIPMENT
 Mining property                                         540            540
 Building                                             23,501         23,501
 Equipment                                           388,701        185,180
 Less accumulated depreciation                       (68,477)       (38,338)
                                                 -----------   ------------
   Total Property, Plant and Equipment               344,265        170,883
                                                 -----------   ------------
OTHER ASSETS
 Deposits                                             28,500         28,500
 Goodwill                                             27,050         27,050
 Investment in EPA labels                          1,736,322      1,736,322
                                                 -----------   ------------
   Total Other Assets                              1,791,872      1,791,872
                                                 -----------   ------------
TOTAL ASSETS                                    $  4,144,515  $   2,856,458
                                                 ===========   ============









See accompanying notes and accountant's review report.

Diatect International Corp.
Consolidated Balance Sheets

                                                   June 30,
                                                     2002      December 31,
                                                 (Unaudited)       2001
                                                 -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $  1,549,042  $     259,459
 Accounts payable - related parties                    8,282              -
 Bank overdraft                                        3,919         22,268
 Deposit payable                                           -              -
 Line of credit                                      101,982         97,000
 Interest payable                                    288,613        288,928
 Settlements payable                                 210,693        214,693
 Other accrued liabilities                            88,670         16,051
 Notes payable                                     1,707,194      1,703,914
                                                 -----------   ------------
   Total Current Liabilities                       3,958,395      2,602,313
                                                 -----------   ------------
COMMITMENTS AND CONTINGENCIES                        461,605        461,605
                                                 -----------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000 shares
  authorized; 41,312,603 and 36,928,161 shares
  issued and outstanding                          14,526,183     13,391,574
 Common stock subscribed                             (20,000)       (70,000)
 Stock options                                        18,791         84,901
 Accumulated deficit                             (14,800,459)   (13,613,935)
                                                 -----------   ------------
   Total Stockholders' Equity (Deficit)             (275,485)      (207,460)
                                                 -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $  4,144,515  $   2,856,458
                                                 ===========   ============










See accompanying notes and accountant's review report.

Diatect International Corp.
Consolidated Statements of Operations

                             For the Three Months Ended      For the Six Months Ended
                                            June 30,                        June 30,
                                      2002            2001            2002            2001
                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                  ------------    ------------    ------------    ------------
REVENUES                         $     116,423   $     180,490   $     162,683   $     238,982

COST OF SALES                           45,568          80,621          66,385         110,032
                                  ------------    ------------    ------------    ------------
GROSS PROFIT                            70,855          99,869          96,298         128,950
                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES
 Salaries, wages and benefits          136,339          10,793         236,307          21,859
 Executive compensation                 95,138         107,000         143,600         194,755
 Distributor expense                         -               -               -          38,276
 Registration fees                           -             160          11,025          11,880
 Depreciation and amortization          19,168          73,357          30,138         146,713
 Legal and professional fees            42,679          72,161          78,345         142,978
 Advertising, promotion and
  marketing                             66,157           2,008          84,629           5,532
 Contract labor                         31,493          20,561          66,361          38,639
 Consulting                             56,300               -          77,806             363
 Travel and entertainment               14,913           6,050          27,749          10,113
 Supplies                               70,395           3,865          86,350          11,889
 Bad debts                              90,136               -         107,586               -
 Other operating expense               122,121           3,691         180,945           9,159
                                  ------------    ------------    ------------    ------------
   Total Operating Expenses            744,839         299,646       1,130,841         632,156
                                  ------------    ------------    ------------    ------------
OPERATING LOSS                        (673,984)       (199,777)     (1,034,543)       (503,206)
                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)
 Gain from debt forgiveness                  -           8,100               -           8,100
 Gain from debt restructure                  -         603,152               -         603,152
 Interest expense                      (87,850)        (66,620)       (151,534)       (104,002)
 Miscellaneous                            (522)         (1,988)           (447)         (1,630)
                                  ------------    ------------    ------------    ------------
   Total Other Income (Expenses)       (88,372)        542,644        (151,981)        505,620
                                  ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES     (762,356)        342,867      (1,186,524)          2,414

INCOME TAXES                                 -               -               -               -
                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS)                $    (762,356)  $     342,867   $  (1,186,524)  $       2,414
                                  ============    ============    ============    ============
BASIC AND DILUTED
NET INCOME (LOSS) PER SHARE      $       (0.02)  $        0.01   $       (0.03)  $         Nil
                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                   40,628,418      29,539,020      38,931,790      29,130,648
                                  ============    ============    ============    ============





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

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balance as of December 31,
 2001 (brought forward)       36,928,161  $ 13,391,574  $     84,901  $    (70,000) $(13,613,935) $    (207,460)

Issuance of stock for cash
 at $0.20 to $0.30 per share   1,945,260       472,065             -             -             -        472,065

Issuance of shares for cash
 at $0.25 per share and
 exercise of options             600,000       216,110       (66,110)            -             -        150,000

Issuance of stock for debt
 and interest at $0.25 to
 $0.35 per share               1,142,182       318,934             -             -             -        318,934

Issuance of stock for
 services at $0.25 to
 $0.35 per share                 697,000       127,500             -             -             -        127,500

Payment of stock
 subscription                          -             -             -        50,000             -         50,000

Net loss for the period
 ended June 30, 2002
 (unaudited)                           -             -             -             -    (1,186,524)    (1,186,524)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of June 30,
 2002 (unaudited)             41,312,603  $ 14,526,183  $     18,791  $    (20,000) $(14,800,459) $    (275,485)
                             ===========   ===========   ===========   ===========   ===========   ============












See accompanying notes and accountant's review report.

Diatect International Corp.
Consolidated Cash Flow Statements

                                                             For the Six Months Ended
                                                                     June 30,
                                                               2002            2001
                                                            (Unaudited)     (Unaudited)
                                                           ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $  (1,186,524)  $        2,414
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
  Gain from debt restructure                                          -         (603,152)
  Gain from debt forgiveness                                          -           (8,100)
  Depreciation and amortization                                  30,138          146,713
  Issuance of stock for services                                127,500           47,000
  Issuance of stock options for services                              -           18,890
  Issuance of stock for finance charges                          31,875           35,000
  Prepaid finance charges paid by issuance of stock              21,250                -
  Stock issued for payment of accrued expenses                   50,103                -
 Changes in assets and liabilities:
  Accounts receivable                                           103,958         (135,648)
  Employee receivable                                                 -           (2,750)
  Prepaid interest                                              (25,996)          (2,183)
  Prepaid royalties                                               5,073            2,171
  Prepaid expenses                                                    -             (424)
  Inventories                                                (1,229,186)          (9,719)
  Deposits                                                            -                -
  Accounts payable                                            1,289,583           59,666
  Accounts payable - related parties                              8,282           12,439
  Interest payable                                               37,414           79,263
  Accrued salaries                                                    -           98,184
  Stockholder advance                                                 -          120,980
  Other accrued liabilities                                      72,619            1,822
                                                           ------------    -------------
NET CASH FLOWS USED BY OPERATING ACTIVITIES                    (663,911)        (137,434)
                                                           ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                     (203,521)               -
                                                           ------------    -------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                    (203,521)               -
                                                           ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock subscriptions                               50,000                -
 Payment of settlements                                          (4,000)               -
 Proceeds from line of credit                                     4,982                -
 Net payment of bank overdraft                                  (18,349)               -
 Proceeds from sale of stock                                    622,065           44,000
 Net payments of notes payable                                  (30,500)               -
 Net proceeds from notes payable                                242,500           95,990
                                                           ------------    -------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                                      866,698          139,990
                                                           ------------    -------------
NET INCREASE (DECREASE) IN CASH                                    (734)           2,556

CASH AT BEGINNING OF YEAR                                           888            2,160
                                                           ------------    -------------
CASH AT END OF PERIOD                                     $         154   $        4,716
                                                           ============    =============

See accompanying notes and accountant's review report.

Diatect International Corp.
Consolidated Cash Flow Statements (Continued)

                                                             For the Six Months Ended
                                                                     June 30,
                                                               2002            2001
                                                            (Unaudited)     (Unaudited)
                                                           ------------    -------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                                    $           -   $            -
                                                           ============    =============
 Income taxes paid                                        $           -   $            -
                                                           ============    =============
NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for prepaid finance charges     $      21,250   $       10,000
 Issuance of common stock for services                    $     127,500   $       47,000
 Issuance of common stock for debt and interest           $     318,934   $            -
 Issuance of common stock for forbearance of
  notes payable and line of credit                        $           -   $       25,000
 Issuance of stock options for services                   $           -   $       18,890
 Issuance of common stock for debt                        $           -   $       72,880






















See accompanying notes and accountant's review report.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 1.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investment (or short-term debt) purchased with original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
Provision for losses on trade accounts receivable is made in amounts required to maintain an adequate allowance to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

Inventories
Inventories consist primarily of packaging materials, raw materials and finished product and are valued at the lower of cost (first in, first out) or market.

Property and Equipment
Property, plant and equipment are stated at cost including the allocable purchase price applicable to the respective assets of purchased subsidiaries. All expenditures for improvements, replacements and additions are added to the asset accounts at cost.

Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depletion is computed using the unit-of-production method, for any mining property placed in production. Depreciation expense for the six months ended June 30, 2002 and 2001 was $30,138 and $5,106, respectively.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets
Most intangible assets were amortized over the remaining useful life on a straight-line basis, which ranged from 15 to 17 years. EPA labels were amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Amortization expense for the six months ending June 30, 2001 was $141,607. On January 1, 2002, the Company adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $140,000 during the six months ended June 30, 2002.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2002, the Company had net deferred tax assets of approximately $2,190,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $14,602,000, which expire in the years 2011 through 2022.

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options were not included in the computation of net loss per share because they would be antidilutive.

Revenue Recognition Policy
Revenues from sales of product are recognized when the product is shipped.

Shipping and Handling Fees and Costs
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $1,814 and $1,634 in the six months ended June 30, 2002 and 2001 respectively. All amounts in the accompanying Consolidated Statements of Operations have been reclassified to reflect this adoption.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties
The Company sold the majority of its products to distributors along with replacement warranties. Warranty expense is included in cost of sales.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. Due to the existence of a relatively high employee turnover rate, it is impractical to estimate the amount of compensation for future absences. Accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2002. The Company has no investment in securities available-for-sale at June 30, 2002.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the 2001. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

Interim Financial Statements
The interim financial statements for the period ended June 30, 2002 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic manner as sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

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

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Going Concern
As shown in the financial statements, the Company incurred a net loss of $1,186,524 for the six months ended June 30, 2002 and has an accumulated deficit of $14,800,459 at June 30, 2002. (This equates to a potential NOL tax carryforward of approximately $14,600,000.) The Company recently received a purchase order from major new customers and ramped up production to meet the demand. Because the customer has asked for a delay in shipment until mid 2002, this has given Diatect excess inventory. Upon shipment, the Company expects to improve working capital, increase its profitability and stockholders' equity and commence repayment of its debt obligations.

Without sales, the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management's plans for ensuring the Company's continued viability are based on an aggressive, direct and indirect marketing program to all of the major independent U.S. hardware chains (Ace, TrueValue, DoItBest, Handy Hardware) in addition to increased emphasis on big box accounts and niche markets.

Management's plans include increased product placement and sales, and the sale of new stock issuances, which are expected to raise the capital needed to satisfy collection judgments and repay debt obligations.


NOTE 3 - INVENTORIES

Inventories at June 30, 2002 and December 31, 2001 consist of the following:

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 3 - INVENTORIES (Continued)

                           June 30,            December 31,
                             2002                 2001
                        ------------           ------------
Raw Materials          $     135,739          $      32,813
Packaging Material            28,838                      -
Finished Goods             1,173,941                 76,519
                        ------------           ------------
Total                  $   1,338,518          $     109,332
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


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At June 30, 2002 and December 31, 2001, notes payable consisted of the following:


                                                   June 30,      December 31,
Creditor and Conditions                              2002            2001
-----------------------                           -----------    -----------
Jeffrey Linabery, unsecured, interest at 14%,
due on demand.                                   $      7,500   $      7,500

David Russell (a shareholder of the Company),
unsecured, interest at 10%, due on demand.             15,000         15,000

David Russell, (a shareholder of the Company),
unsecured, interest at 8%, due on demand.              25,000         25,000

David J. Black, (a shareholder of the Company),
unsecured, interest at 10%, dated August 5, 1997,
due on demand.                                         20,000         20,000
                                                  -----------    -----------
Subtotals (carried forward)                      $     67,500   $     67,500
                                                  -----------    -----------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 5 - NOTES PAYABLE (Continued)


                                                   June 30,      December 31,
Creditor and Conditions (Continued)                  2002            2001
-----------------------                           -----------    -----------
Subtotal (brought forward)                       $     67,500   $     67,500

Greg Cloward, (a shareholder of the Company),
unsecured, interest at 15%, dated January 6,
1997, due on demand.                                  251,000        251,000

David N. Sim, (a shareholder of the Company),
unsecured, interest at 15%, dated October 1,
1999, due on December 31, 1999, delinquent.             6,500          6,500

Shining Star Investment, Inc., a Nevada corporation,
(a shareholder of the Company), unsecured, interest
at 14%, dated July 14, 1995, due December 31, 1995,
delinquent.                                             5,239          5,239

Hopper Asset Management Company,
conditionally secured by 50,000 shares
Diatect International Corporation common
stock, interest at 15%, dated May 22, 1998,
due May 5, 1999, delinquent.                                -         10,000

Jack S. Stites, (a shareholder of the Company),
unsecured, interest at 15%, dated September 1, 1999,
due on December 31, 1999, delinquent.                   8,800          8,800

Hopper Asset Management Company, unsecured
Interest at 15%, dated June 19, 1999, due on
December 31, 1999, delinquent.                              -         50,000

D. N. Sim, (a shareholder of the Company)
unsecured, interest at 10%, dated January 4,
2000, due on May 4, 2000, delinquent.                   2,500          2,500

Robert L. Drake and Sandra K Drake,
(shareholders of the Company), secured by
sale of inventory, interest at 12%, dated
July 12, 2000, due on July 12, 2001,
delinquent.                                            44,445         62,445
                                                  -----------    -----------
Subtotals (carried forward)                      $    385,984   $    463,984
                                                  -----------    -----------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 5 - NOTES PAYABLE (Continued)


                                                   June 30,      December 31,
Creditor and Conditions (Continued)                  2002            2001
-----------------------                           -----------    -----------
Subtotal (brought forward)                       $    385,984   $    463,984

George H. Henderson, (a shareholder
of the Company), unsecured, interest
at 10%, dated April 14, 2000, due on
December 31, 2000, amended on
September 20, 2001, payable in principal
installments of $5,000 per month
commencing January 15, 2002, delinquent.               40,000         50,000

Johnny and Jack Stites, (a shareholder of
the Company) unsecured , interest at 10%,
dated February 25, 2000, due on May 1, 2000,
delinquent.                                            20,000         20,000

K & R "Stuff" LC, unsecured, interest at
12%, dated August 22, 2000, due on
August 22, 2001, renewed on November
22, 2001, convertible to 232,000 shares of
the Company's common stock on demand,
due on August 22, 2002.                                     -         58,000

Joseph E. Pigg, Jr., unsecured, interest at
10%, dated September 25, 2000, due on
September 25, 2001, delinquent.                        10,000         10,000

Robert B. Crouch, (officer and shareholder
of the Company), unsecured, interest at 12%,
dated November 16, 2000, due on demand.                   210          2,610

Jack Stites, (shareholder of the
Company), unsecured, interest at 12%,
dated December 22, 2000, due on demand.                 3,000          3,000

Venture Creations, Inc. (shareholders of the
Company), unsecured, interest at 10%,
dated September 20, 2001, due on
October 1, 2003.                                       50,000         50,000
                                                  -----------    -----------
Subtotals (carried forward)                      $    509,194   $    657,594
                                                  -----------    -----------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 5 - NOTES PAYABLE (Continued)


                                                   June 30,      December 31,
Creditor and Conditions (Continued)                  2002            2001
-----------------------                           -----------    -----------
Subtotal (brought forward)                       $    509,194   $    657,594

Gary Hanson (shareholder of the Company),
unsecured, interest at 12%, dated July 24, 2001,
due on October 24, 2001.                                    -         20,000

RCK, LLC, (a shareholder of the Company)
unsecured, interest at 12%, dated September
28, 2001, due on demand.                              600,000        600,000

Ed L. Shannon, Jr. and Bruce L Shannon,
(shareholders of the Company), unsecured,
interest at 12%, dated August 1, 2001, due on
August 1, 2002.                                       200,000        200,000

Robinson Family, LLC, (shareholders of the
Company), unsecured, interest at 12%, dated
April 1, 2001, due on April 1, 2002.                  106,000        106,000

Ronald Davis, (a shareholder of the
Company), unsecured, interest at 12%, dated
December 28, 2001, due on June 28, 2002,
delinquent.                                            24,500         25,000

Kyle Baird, (a shareholder of the Company),
unsecured, interest at 12%, dated November
26, 2001, due on March 26, 2002.                       25,000         25,000

Max Burdick, (a shareholder of the Company),
unsecured, interest at 12%, dated November 26,
2001, due on March 1, 2002.                                 -         30,000

Richard Humphries, (a shareholder of the
(Company), unsecured, interest at 12%, dated
October 1, 2001, due on April 1, 2002.                      -         10,000
                                                  -----------    -----------
Subtotals (carried forward)                      $  1,464,694   $  1,673,594
                                                  -----------    -----------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 5 - NOTES PAYABLE (Continued)


                                                   June 30,      December 31,
Creditor and Conditions (Continued)                  2002            2001
-----------------------                           -----------    -----------
Subtotal (brought forward)                       $  1,464,694   $  1,673,594

Jay Downs (an officer and shareholder of the
Company), unsecured, non-interest bearing,
dated October 15, 2001, due on October 15,
2002, convertible to common stock at $0.35
per share.                                                  -         30,320

Kyle Baird (a shareholder of the Company),
unsecured, interest at 12%, dated March 20,
2002, due on May 5, 2002.                              25,000              -

Amanda Wright, unsecured, interest at 10%,
dated January 11, 2002, due on July 11, 2002.          10,000              -

Ronald Davis, (a shareholder of the Company),
unsecured, interest at 12%, dated March 20,
2002, due on May 5, 2002.                              25,000              -

Marelko L.C., (a shareholder of the Company),
unsecured, interest at 12%, dated April 3, 2002,
due on July 3, 2002.                                   40,000              -

Jack Stites, (a shareholder of the Company),
interest at 12%, dated June 19, 2002, due on
August 18, 2002.                                       40,000              -

Mike Witt, Jr., (a shareholder of the Company),
convertible to common stock of the Company at
$0.33 per share, interest at 12%, dated April 16,
2002, due on May 30, 2002, delinquent.                 30,000              -

Hyrum L. & Helen Mae Andrus, (shareholders of
the Company), interest at 8%, dated April 24, 2002,
due on June 24, 2002, delinquent.                      37,500              -
                                                  -----------    -----------
Subtotal                                         $  1,672,194   $  1,703,914
                                                  -----------    -----------

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 5 - NOTES PAYABLE (Continued)


                                                   June 30,      December 31,
Creditor and Conditions (Continued)                  2002            2001
-----------------------                           -----------    -----------
Subtotal (brought forward)                       $  1,672,194   $  1,703,914

Jeffrey Matthews, (a shareholder of the
Company), interest at 8%, dated April 25, 2002,
due on June 25, 2002, extended to July 20, 2002
with interest at 14%.                                  20,000              -

C & R Investments, (a shareholder of the Company),
Interest at 10%, dated April 15,2002 due on July 14,
2002.                                                  10,000              -

Mike McQuade, (a shareholder of the Company),
interest at 10%, dated June 28, 2002, due on
demand.                                                 5,000              -
                                                  -----------    -----------
    Total                                        $  1,707,194   $  1,703,914
                                                  ===========    ===========

NOTE 6 - LINE OF CREDIT

At June 30, 2002 and December 31, 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a shareholder utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At June 30, 2002, the Company had $4,982 borrowed on an automatic line of credit with America First Credit Union. This credit facility is unsecured, has no stated maturity and bears interest at 9.75%.


NOTE 7 - LITIGATION

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in settlements payable at June 30, 2002 and December 31, 2001 in the amount of $40,166.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 7 - LITIGATION (Continued)

Terrance Dunne
Terrance Dunne, the Company's former auditor, initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company has countersued for reimbursement of fees paid for work not performed. The outcome of this action is uncertain and, accordingly, no amounts have been accrued in these financial statements.

Ogilvy, Adams & Rinehart
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in settlements payable at June 30, 2002 and December 31, 2001. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case.

L. Craig Hunt
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At June 30, 2002 and December 31, 2001, $60,543 is included in settlements payable in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

Mid-America Venture Capital Fund, Inc.
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. Since that time, Diatect has paid a total of $6,000 and is currently in arrears on the payment schedule. The balance owing is included in settlements payable in these financial statements at June 30, 2002 and December 31, 2001.

Mike Glazer
A consultant rendered services to a Company subsidiary during 1996 in the amount of $17,230 and has brought action for this amount. The Company has chosen not to contest this case. Settlement efforts are expected to be undertaken after entry of judgment and demonstration that the assets of the subsidiary, Diatect International, Inc., are fully encumbered. This amount was paid in full during the year ended December 31, 2001.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 7 - LITIGATION (Continued)

Danny Wirken
During June 2001, the Company declared a note payable to Danny Wirkin (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) in the amount of $386,581 and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from termination of debt, which was reflected in the financial statements at December 31, 2001 as an extraordinary item. This amount has been reclassified to other income in accordance with FAS 145. (See Note 5.) The Company was considering litigation however, at this time, all consideration of litigation against Danny Wirken has been discontinued.

George Brink
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in settlements payable at June 30, 2002 and December 31, 2001.

Former Officers and Consultant
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock to one former officer valued at $47,000 ($0.25 per share) in full settlement. During August 2001, the Company paid $5,000 to another former officer for settlement with mutual release of his claim for nonpayment of back wages in the amount of $38,500. The remaining amount in dispute totals $25,745. Because the Company plans to contest the related claim, which it does not expect to pay, the amount disputed is not recorded in the accompanying financial statements.

Other Matters
The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.


NOTE 8 - COMMON STOCK

During the year ended December 31, 2001, the Company issued 2,107,500 shares of its common stock valued at $196,550 in consideration for a note payable, 1,716,590 shares of its common stock valued at $374,505 for debt, 188,000 shares of its common stock valued at $47,000 to a former officer for back wages (Note 7), 1,300,000 shares of its common stock valued at $97,500 for services to officers and others, 500,000 shares of its common stock valued at $37,500 in settlement of a distributor agreement, 500,000 shares of its common stock valued at $37,500 as a severance bonus to the Company's former president

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002
NOTE 8 - COMMON STOCK (Continued)

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

During the six months ended June 30, 2002, the Company issued 697,000 shares of its common stock valued at $127,500 in payment of services, 1,142,182 shares of its common stock valued at $318,934 in payment of notes payable and accrued interest and sold 1,945,260 shares of its common stock for $472,065. The Company also sold 600,000 shares of its common stock for $150,000 and exercise of options. See Note 10.


NOTE 9 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2001, the Company sold stock valued at $170,000 and received $100,000. During the period ended June 30, 2002, the Company received $50,000 in payment of the stock subscription. The remaining $20,000 is reflected in the attached financial statements as stock subscription receivable. See Note 8.


NOTE 10 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Following is a summary of the status of these performance-based options during the years ended December 31, 2001 and 2000:

                                                       Weighted Average
                                    Number of Shares   Price per Share
                                   -----------------   ----------------
Outstanding at December 31, 2000         499,304            $0.06
Granted                                1,100,000             0.18
Exercised                               (499,304)            0.06
Expired or forfeited                           -                -

Outstanding at December 31, 2001       1,100,000            $0.18
                                   -----------------   ----------------
Options exercisable at
 December 31, 2001                     1,100,000            $0.18
                                   =================   ================

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 10 - STOCK OPTIONS (Continued)

                                                       Weighted Average
                                    Number of Shares   Price per Share
                                   -----------------   ----------------
Weighted average fair value of
options granted during 2001                                 $0.08
                                                       ================

 Outstanding at December 31, 2001       1,100,000           $0.18
 Granted                                        -               -
 Exercised                               (600,000)           0.11
 Expired or forfeited                           -               -
 Outstanding at June 30, 2002             500,000           $0.25
                                   =================   ================
 Options exercisable at
            June 30, 2002                 500,000           $0.25
                                   =================   ================
Weighted average fair value of
options granted during 2002                                 $0.08
                                                       ================


                                                       Weighted Average
Exercise Date                       Number of Shares   Price per Share
-----------------------            -----------------   ----------------
On or before December 31, 2004           500,000            $0.10

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees and stockholders in the periods ended June 30, 2002 and December 31, 2001 was $0.08 per option, respectively. Compensation cost charged to operations was $18,890 during the year ended December 31, 2001. Finance fees charged to other expenses was $66,010 and legal fees charged to operations was $3,985 during the year ended December 31, 2001.


NOTE 11 - CONCENTRATION OF RISK

Credit
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002



NOTE 12 - SETTLEMENTS PAYABLE

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties. (Note 7.) These amounts, included in settlements payable at June 30, 2002 and December 31, 2001, are as follows:

                                             June 30,      December 31,
                                               2002           2001
                                           ------------    ----------
L. Craig Hunt                             $      60,543   $    60,543
Mid-America Venture Capital Fund, Inc.           29,336        33,336
Sloan, Listrom, Eisenbarth,
 Sloan & Glassman, LLC                           40,166        40,166
Ogilvy, Adams & Rinehart                         36,000        36,000
George Brink                                     44,648        44,648
                                           ------------    ----------
                                          $     210,693   $   214,693
                                           ============    ==========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Futura Title Corporation
During the year ended December 31, 2001, the Company reclassified a note payable to Futura Title Corporation dba Alliance Title & Escrow plus interest accrued thereon to commitments and contingencies in the total amount of $461,605. The Company is currently negotiating a settlement agreement on this liability. Although the outcome is uncertain, the Company expects to settle for considerably less.

Lease Commitments
In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement called a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities from May 1, 2000 through October 1, 2001. The Company negotiated a settlement on the remaining lease in the amount of $2,089.

The Company leased operating facilities in Smith Center, Kansas from an individual through July 2001. The lease was a month-to-month handshake agreement, with monthly payments of $273.

Other Contingencies
The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns which could impair the marketing of its products.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 13 - COMMITMENTS AND CONTINGENCIES  (Continued)

Other Contingencies (Continued)
On November 14, 2001, Diatect entered into an agreement with IX Group, Inc. (hereinafter "IXG") whereby Diatect would sell to IXG all of the common stock of a subsidiary, Magic International, Inc. (hereinafter "Magic"), in exchange for approximately 5% of the common stock of Magic after IXG's merger with and into Magic and the post-merger payment of cash. The transaction, if consummated, would be a related party event because IXG's president and principal shareholder is also a shareholder of Diatect. At June 30, 2002, Magic had no assets or liabilities.

Purchase of Facilities
During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah. The Company is currently negotiating the purchase of its new facilities at a cost of $825,000. Under terms of the original agreement, the Company may continue occupying the facilities with no charge until closing occurs but not longer than July 2002. Other terms of the agreement call for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. The Company paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001 and this amount is reflected in the attached financial statements as deposits. During the same period, the Company also secured cash in the amount of $400,000, which is considered restricted and will be used for closing on the building. The Company occupied the facilities on October 10, 2001 and has extended provisions of the agreement to January 2003.


NOTE 14 - RELATED PARTY TRANSACTIONS

Diatect International Corp. has notes payable to twenty-four shareholders totaling $1,724,694 and $1,633,851 as of June 30, 2002 and December 31, 2001,
respectively.  See Note 5.

The Company's secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $8,282 and $17,067 for the six months ended June 30, 2002 and 2001, respectively, of which $8,282 are included in accounts payable - related party at June 30, 2002.

The Company has employment contracts to pay the Company's president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During January 2001, the Company's president received a signing bonus of 350,000 options for the purchase of shares of common stock. The Company also had an employment contract to pay the Company's former president annual compensation of $120,000. See Note 10. Executive compensation totaled $143,600 and $87,755 for the six months ended June 30, 2002 and 2001, respectively. See Note 18.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 15 - MINING PROPERTY

During September 2001, the Company acquired title to unpatented mining claims on a section of land in Malheaur County, Oregon. This property, with proven and probable reserves of diatomaceous earth, is recorded at cost on the Company's balance sheet.


NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

The Company's operations were classified into two principal reporting segments based upon geographical location during the year ended December 31, 2001. All operations were relocated to Utah during the fourth quarter of fiscal 2001, therefore, no reportable segments are deemed to exist for the period ended June 30, 2002. Separate accounting for each segment for the period ended June 30, 2001 is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments during the prior period:

                                  Six Months Ended June 30, 2001
                         Kansas       Idaho      Eliminations  Consolidated
                       =========    ==========   ============  ============
External revenue      $        -   $   238,982  $           - $     238,982
                       =========    ==========   ============  ============
Operating income
 (loss)               $  (25,803)  $  (583,035) $           - $    (608,838)
                       =========    ==========   ============
Corporate expenses                                                        -
                                                               ------------
 Total operating
  income (loss)                                               $    (608,838)
                                                               ============
Depreciation and
Amortization          $      305   $  146,408   $           - $     146,713
                       =========    =========    ============  ============
Interest expense
and finance charges   $        -   $  104,002   $           - $     104,002
                       =========    =========    ============  ============
Identifiable assets   $  178,115   $2,507,565   $    (172,154)$   2,513,526
                       =========    =========    ============
General corporate
assets                                                                    -
                                                               ------------
 Total assets                                                 $   2,513,526
                                                               ============

Kansas operations, the first reportable segment, performed services including mixing and distribution of pesticide products during early 2001. Idaho operations, the second reportable segment, manufactures product and generates sales revenues.

Diatect International Corp.
Notes to the Consolidated Financial Statements
June 30, 2002


NOTE 17 -OTHER LIABILITIES

At June 30, 2002, the Company had a $83,232 liability for unpaid federal and state withholding taxes, social security tax, medicare tax and federal and state unemployment taxes. This amount may be subject to penalties and interest.


NOTE 18 - SUBSEQUENT EVENT

Effective July 12, 2002, the Company's board of directors elected to grant 458,370 stock options to former directors based upon their prior service to the Company. The options vest immediately upon issuance and expire on December 31, 2002.

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

Three and Six Months ended June 30, 2002 compared to June 30, 2001
------------------------------------------------------------------
During the three and six months ended June 30, 2002, our revenues were $116,423 and $162,683, respectively, with costs of sales of $45,568 and $66,385 with gross profit of $70,855 and $96,298 compared to the same period the prior year in which our revenues were $180,490 and $238,982, respectively, and costs of sales were $80,621 and $110,032 with gross profit of $99,869 and $128,950. The decrease in our revenues in the three and six months ended June 30, 2002 compared to 2001 is attributable to a number of factors. First, we had one large order in 2001 which accounted for most of our revenues that quarter. Primarily due to different weather conditions in 2002, this customer did not order a comparable amount of product in the first two quarters of this year. However, we have also made significant changes to our sales and distribution efforts to broaden our sales base, and have been ramping up production in our new facility in Heber, Utah in expectation of increased sales of product.

Although our total sales were lower than the previous year, we made sales to many different customers which we believe will reduce our dependence on any
one customer or single order in the future.   Therefore, we believe the
decrease in revenues for the three and six months period ended June 30, 2002 compared to same periods in the preceding year is not indicative of our revenue prospects for the balance of the fiscal year. Based on our internal projections, we expect increased sales to impact revenues beginning in the third quarter of fiscal 2002.

Operating Expenses. For the three and six months ended June 30, 2002, total operating expenses were $744,839 and $1,130,841, respectively, for total operating losses of $673,984 and $1,034,543, compared to total operating expenses of $299,646 and $632,156, respectively, for total operating losses of $199,777 and $503,206 for the prior year periods. The operating expenses for the three and six months ended June 30, 2002 were considerable higher than the prior year period for a number of reasons. We had large increases in salaries, wages and benefits ($125,546 and $214,448, respectively) as well as contract labor ($10,932 and $27,722, respectively) due to increased sales and administrative staffing. We also had large increases in expenses for supplies ($66,530 and $74,461, respectively) and other operating expense ($118,430 and $171,786, respectively) relating to the larger staffing requirements. We also incurred large increases in advertising, promotion and marketing expenses ($64,149 and $79,097, respectively) due to increased marketing efforts, as well as additional consulting and travel expenses ($65,163 and $95,079, respectively) related to those marketing efforts. We also wrote off bad debt expenses totaling $107,586 for the six month period ended June 30, 2002 with no comparable write off in the prior year.

These increases in expenses were offset by decreases in executive compensation ($11,862 and $51,155, respectively) due to executive management changes and restructuring, and decreases in legal and professional fees ($29,482 and $64,633, respectively) due to our decision to perform some professional functions internally and carefully monitor legal expenses. Depreciation and amortization expenses were also substantially reduced due to the write off of previously amortized expenses. We expect our operating expenses to increase during the balance of the fiscal year due to additional production and distribution expenses as our sales volume increases.

Other Income and Expenses. Other expenses were $88,372 and $151,981, respectively, for the three and six months ended June 30, 2002, compared to $68,608 and $105,632 the prior year (without consideration of one time gains of $611,252 from debt restructure and forgiveness). Interest expense was the primary component of other expenses for the respective periods and was higher in 2002 due to increased borrowing and debt service.

For the three and six months ended June 30, 2002, we had net losses of $762,356 and $1,186,524 and loss per share was $0.01 and $0.03, respectively. For the three and six months ended June 30, 2001 (without consideration of one time gains of $611,252 from debt restructure and forgiveness), we had a net losses of $268,385 and $608,838.

Liquidity and Capital Resources
-------------------------------
In the three and six months ended June 30, 2002, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Cash used in operations far exceeded revenues. We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts and we continue to anticipate increases in production and sales which will bring us closer to profitability.

At June 30, 2002, we had current assets of $2,008,378, consisting primarily of $400,000 cash in escrow for the proposed purchase of the building we occupy, accounts receivable of $98,702, prepaid interest of $149,273, and $1,338,518 in inventory. We had current liabilities of $3,958,395, consisting primarily of accounts payable of $1,549,042, a line of credit of $102,982, interest payable of $288,613, settlements payable of $210,693 and notes payable of $1,707,194, plus other accrued liabilities of $88,670 that includes a $83,232 liability for unpaid federal and state taxes which may be subject to penalties and interest. Accordingly, we have a working capital deficit of $1,950,017. At June 30, 2002, we had property, plant and equipment totaling $344,265, net of depreciation, and other assets of $1,791,872, consisting primarily of our investment in EPA labels.

Cash used in operations for the quarter ended June 30, 2002 was $663,911. In 2002, our operations have been funded primarily by the sale of stock and proceeds from notes payable. Cash flows used by operating activities over the prior year period increased primarily as a result of our decision to build up inventories in anticipation of future purchase orders.

Cash used by investing activities for the quarter ended June 30, 2002 totaled $203,521 for the purchase of plant, property and equipment.

Cash flows from financing activities for the quarter ended June 30, 2002 totaled $866,698, consisting of cash received from the sale of common stock, proceeds from a line of credit and proceeds from newly issued notes payable, offset by payments on previously issued notes payable, payment of settlements, and net payment of a bank overdraft. Non-cash financing activities included the issuance of common stock for debt and interest totaling $297,684, issuance of common stock for prepaid finance charges totaling $21,250, and issuance of common stock for services totaling $127,500.

In February 2002, we received a purchase order for a large quantity of our Results Fireant product, and in March 2002 we stepped up production to meet this customer's delivery schedule. Subsequently the customer asked to delay shipments because it still had previously purchased inventory stocks of competing products that it needed to use up before taking in new product from us. At this filing date, we cannot predict when a new delivery date will be set.

As a result of our production increase and the delay in shipment, we currently have over 800,000 finished product units with a potential wholesale value of over $4.4 million. If the customer does not take shipment or delays the shipment further, we will have to find other customers to take our products in order to reduce our inventory. We are continuing to expand our markets and are confident that if necessary we will be able to sell a significant portion of this inventory to other customers.

To that end, we have recently signed contracts with 118 Future Farmers of America ("FFA") Chapters in Texas. FFA is a non-profit organization that raises funds for educational activities. We are one of only 12 preferred vendors for FFA's fundraising activities at Texas high schools. The FFA Chapters intend to sell our Results FireAnt Insect Control to home owners and farms within individual chapter boundaries. We expect that in the third and fourth quarters of fiscal 2002, we will ship initial orders to the individual FFA Chapters in Texas with anticipated revenues from these sales totaling approximately $800,000. We anticipate that additional sales to the FFA could occur in the first and second quarter of fiscal 2003.

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


     ITEM 2.  CHANGES IN SECURITIES

During the six months ended June 30, 2002, we issued 1,142,182 shares of our common stock valued at $318,934 in payment of debt and accrued interest. We also sold 1,945,260 shares of our common stock for cash proceeds of $472,065, and issued 600,000 shares of our common stock for $150,000 cash and the exercise of options. We also issued 697,000 shares of our common stock for services valued at $127,500. The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. (See Consolidated Statements of Stockholders' Equity in the financial statements and the notes thereto.)

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5.  OTHER INFORMATION

     None


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------
Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.
        --------------------

     None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DIATECT INTERNATIONAL CORPORATION

Date: August 14, 2002

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer /s/ John L. Runft, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 14, 2002

/s/ Jay W. Downs, Director
/s/ John L. Runft, Director
/s/ David Andrus, Director
/s/ Michael McQuade, Director
/s/ Nelson A. Carter, Director