Form 10QSB
period 2002-09-30
DIATECT INTERNATIONAL CORP
filed 2002-10-25
CIK 319124

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2002

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               42,594,603
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2002

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

Diatect International Corp.
Consolidated Balance Sheets

                                                 September 30,
                                                    2002        December 31,
                                                 (Unaudited)        2001
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
 Cash                                           $      15,016  $         888
 Cash in escrow                                       400,000        400,000
 Accounts receivable                                  398,299        202,660
 Prepaid interest                                     105,374        154,019
 Prepaid royalties                                      8,995         26,804
 Inventories                                        1,183,419        109,332
                                                 ------------   ------------
   Total Current Assets                             2,111,103        893,703
                                                 ------------   ------------
PROPERTY, PLANT AND EQUIPMENT
 Mining property                                          940            540
 Building                                                   -         23,501
 Equipment                                            420,140        185,180
 Less accumulated depreciation                        (79,778)       (38,338)
                                                 ------------   ------------
   Total Property, Plant and Equipment                341,302        170,883
                                                 ------------   ------------
OTHER ASSETS
 Deposits                                              28,500         28,500
 Goodwill                                              27,050         27,050
 Investment in EPA labels                           1,736,322      1,736,322
                                                 ------------   ------------
   Total Other Assets                               1,791,872      1,791,872
                                                 ------------   ------------
TOTAL ASSETS                                    $   4,244,277  $   2,856,458
                                                 ============   ============









See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Balance Sheets

                                                 September 30,
                                                    2002        December 31,
                                                 (Unaudited)        2001
                                                 ------------   ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $   1,483,108  $     259,459
 Accounts payable - related party                      14,452              -
 Bank overdraft                                             -         22,268
 Lines of credit                                      343,941         97,000
 Lease payable                                         25,826              -
 Interest payable                                     278,495        288,928
 Settlements payable                                  181,357        214,693
 Other accrued liabilities                            138,153         16,051
 Notes payable                                      1,858,638      1,703,914
                                                 ------------   ------------
   Total Current Liabilities                        4,323,970      2,602,313
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES                         460,605        461,605
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 50,000,000
  shares authorized; 42,594,603 and
  36,928,161 shares issued and outstanding         14,693,118     13,391,574
 Common stock subscribed                              (20,000)       (70,000)
 Stock options                                         18,791         84,901
 Accumulated deficit                              (15,232,207)   (13,613,935)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)              (540,298)      (207,460)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $   4,244,277  $   2,856,458
                                                 ============   ============









See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Statements of Operations

                      For the Three Months Ended   For the Nine Months Ended
                             September 30,                September 30,
                          2002           2001          2002          2001
                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                       -----------   -----------   -----------   -----------
REVENUES              $    424,450  $    271,600  $    587,133  $    510,582

COST OF SALES               98,333        74,542       164,718       184,574
                       -----------   -----------   -----------   -----------
GROSS PROFIT           326,117        197,058        422,415        326,008
                       -----------   -----------   -----------   -----------
OPERATING EXPENSES
Salaries, wages and
 benefits                  233,459         7,807       469,766        29,666
Consulting                  20,700         4,112        98,506         4,112
Executive compensation      60,693       166,720       204,293       361,475
Distributor expense              -       112,642             -       150,918
Registration fees            6,797           240        17,822        12,120
Depreciation and
 amortization               17,186        72,776        47,324       219,489
Legal and
 professional fees          47,960        24,821       126,305       167,799
Other operating expense    165,421        41,518       719,041       117,290
                       -----------   -----------   -----------   -----------
Total Operating
 Expenses                  552,216       430,636     1,683,057     1,062,869
                       -----------   -----------   -----------   -----------
OPERATING LOSS            (226,099)     (233,578)   (1,260,642)     (736,861)
                       -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSES)
Gain from debt restructure       -             -             -       603,152
Gain from debt forgiveness       -             -             -         8,100
Interest income/expense   (182,718)     (106,991)     (334,250)     (210,993)
Contributions              (23,414)            -       (23,414)            -
Miscellaneous                  483            (9)           34        (1,564)
                       -----------   -----------   -----------   -----------
Total Other Income
 (Expenses)               (205,649)     (107,000)     (357,630)      398,695
                       -----------   -----------   -----------   -----------
LOSS BEFORE
 INCOME TAXES             (431,748)     (340,578)   (1,618,272)     (338,166)

INCOME TAXES                     -             -             -             -
                       -----------   -----------   -----------   -----------
NET LOSS              $   (431,748) $   (340,578) $ (1,618,272) $   (338,166)
                       ===========   ===========   ===========   ===========
BASIC AND DILUTED
NET LOSS PER SHARE    $      (0.01) $      (0.01) $      (0.04) $      (0.01)
                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED       41,512,331    30,520,707    40,038,428    29,520,707
                       ===========   ===========   ===========   ===========

See condensed notes to interim consolidated financial statements.

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

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Common
                                    Common Stock            Stock        Stock       Accumulated
                                Shares       Amount        Options     Subscribed      Deficit        Total
                             -----------   -----------   -----------   -----------   -----------   ------------
Balance as of December 31,
 2001 (brought forward)       36,928,161  $ 13,391,574  $     84,901  $    (70,000) $(13,613,935) $    (207,460)

Issuance of stock for cash
 at $0.20 to $0.30 per share   1,945,260       472,065             -             -             -        472,065

Issuance of shares for cash
 at $0.25 per share and
 exercise of options             600,000       216,110       (66,110)            -             -        150,000

Issuance of stock for debt
 and interest at $0.10 to
 $0.35 per share               1,632,182       409,799             -             -             -        409,799

Issuance of stock to
 directors and others at
 $0.06 to $0.35 per share        749,000       130,620             -             -             -        130,620

Payment of stock
 subscription                          -             -             -        50,000             -         50,000

Issuance of stock for loan
 consideration and
 guarantee of line of
 credit at $0.05 to $0.19
 per share                       740,000        72,950             -             -             -         72,950

Net loss for the period
 ended September 30, 2002
 (unaudited)                           -             -             -             -    (1,618,272)    (1,618,272)
                             -----------   -----------   -----------   -----------   -----------   ------------
Balances as of September 30,
 2002 (unaudited)             42,594,603  $ 14,693,118  $     18,791  $    (20,000) $(15,232,207) $    (540,298)
                             ===========   ===========   ===========   ===========   ===========   ============








See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Cash Flow Statements

                                                      For the Nine Months Ended
                                                                         September 30,
                                                                      2002           2001
                                                                   (Unaudited)    (Unaudited)
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (1,618,272) $    (338,166)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Gain from debt restructure                                                   -       (603,152)
 Gain from debt forgiveness                                                   -         (8,100)
 Donation of building                                                    23,164              -
 Depreciation and amortization                                           47,324        219,489
 Issuance of stock for services                                         130,620        144,500
 Issuance of stock options for services                                       -         18,890
 Issuance of stock for finance charges and interest                     141,690         74,375
 Issuance of stock for settlements                                            -         75,000
 Issuance of stock for debt                                             100,000        266,619
 Prepaid finance charges paid by issuance of stock                       21,250              -
 Stock issued for payment of accrued expenses                            51,700              -
 Note payable issued for distributor expenses                                 -         50,000
Changes in assets and liabilities:
 Accounts receivable                                                   (195,639)      (352,020)
 Employee receivable                                                          -         (3,555)
 Prepaid interest                                                        17,903        (33,563)
 Prepaid royalties                                                       17,809         10,280
 Prepaid expenses                                                             -           (374)
 Inventories                                                         (1,074,087)        (2,414)
 Deposits                                                                     -        110,000
 Accounts payable                                                     1,223,649         13,690
 Accounts payable - related parties                                      14,452         84,195
 Deposit payable                                                              -        (20,000)
 Interest payable                                                       (17,499)      (108,812)
 Commitments and contingencies                                           (1,000)       (17,230)
 Other accrued liabilities                                              122,102          3,666
                                                                   ------------   ------------
NET CASH FLOWS USED BY OPERATING
ACTIVITIES                                                             (994,834)      (416,682)
                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                             (234,960)        (2,094)
                                                                   ------------   ------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                            (234,960)        (2,094)
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from lease payable                                             25,826              -
 Payment of settlements                                                 (33,336)             -
 Proceeds from lines of credit                                          246,941              -
 Proceeds from bank overdraft                                                 -         14,430
 Net payment of bank overdraft                                          (22,268)             -
 Proceeds from sale of stock                                            622,065         44,000
 Net payments of notes payable                                          (70,306)             -
 Net proceeds from notes payable                                        475,000        361,335
                                                                   ------------   ------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                                            1,243,922        419,765
                                                                   ------------   ------------
NET INCREASE IN CASH                                                     14,128            989

CASH AT BEGINNING OF PERIOD                                                 888          3,384
                                                                   ------------   ------------
CASH AT END OF PERIOD                                             $      15,016  $       4,373
                                                                   ============   ============

See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Cash Flow Statements

                                                      For the Nine Months Ended
                                                                         September 30,
                                                                      2002           2001
                                                                   (Unaudited)    (Unaudited)
                                                                   ------------   ------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest expense paid                                            $       1,449  $           -

 Income taxes paid                                                $           -  $           -

NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for prepaid finance charges             $      21,250  $      50,375
 Issuance of common stock for services                            $     130,620  $     182,000
 Issuance of common stock of forbearance of
  notes payable and line of credit                                $           -  $      25,000
 Issuance of common stock for debt and interest                   $     409,799  $     266,619
 Issuance of common stock                                         $           -  $      37,500
 Issuance of note payable for distributor expense                 $           -  $      50,000
 Issuance of common stock for finance charges                     $      51,700  $           -
 Donation of building                                             $      23,164  $           -











See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002


NOTE 1 - Basis and Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.
In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - INVENTORIES

Inventories at September 30, 2002 and December 31, 2001 consist of the following:

                                               September 30,  December 31,
                                                   2002           2001
                                               ------------   ------------
Raw Materials                                 $      82,444  $      32,813
Packaging Materials                                  11,023              -
Finished Goods                                    1,089,952         76,519
                                               ------------   ------------
   Total                                      $   1,183,419  $     109,332
                                               ============   ============

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002

NOTE 3 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. A reconciliation of notes payable at September 30, 2002 follows.

Balance, December 31, 2001                    $  1,703,914

David Russell, paid by issuance of stock           (15,000)


David Russell, paid by issuance of stock           (25,000)


Hopper Asset Management Company,
paid by issuance of stock                          (10,000)

Hopper Asset Management Company,
paid by issuance of stock                          (50,000)

George H. Henderson, cash payment
during current period                              (10,000)

Robert L. Drake and Sandra K Drake,
cash payment during current period.                (18,000)

K & R "Stuff" LC,
paid by issuance of stock                          (58,000)

Robert B. Crouch
cash paid during current period                     (2,610)

Gary Hanson
paid by issuance of stock                          (20,000)

Ronald Davis
paid by issuance of new note payable               (25,000)

Kyle Baird
paid by issuance of new note payable               (25,000)

Max Burdick
paid by issuance of stock                          (30,000)

                                              ------------
Subtotal (carried forward)                   $   1,415,304
                                              ------------

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002

NOTE 3 - NOTES PAYABLE (Continued)

Subtotal (brought forward)                   $   1,415,304

Richard Humphries
paid by issuance of stock                          (10,000)

Jay Downs
paid by issuance of stock                          (30,320)

Amanda Wright, unsecured, interest at 10%,
dated January 11, 2002, due on July 11, 2002
delinquent                                          10,000

Marelko LC, (a shareholder of the Company),
unsecured, interest at 12%, dated April 3, 2002,
due on July 3, 2002 delinquent                      40,000

Jack Stites, (a shareholder of the Company),
unsecured, interest at 12%, dated June 19, 2002,
due on August 18, 2002, delinquent                  40,000

Hyrum L. & Helen Mae Andrus, (shareholders of
 the Company), unsecured, interest at 8%,
dated April 24, 2002, due on demand                 37,500

Jeffrey Matthews (a shareholder of the Company),
unsecured, interest at 8%, dated April 25, 2002,
due on June 25,2002, delinquent                     10,404

Brent J. Larsen, (a shareholder of the Company),
unsecured, interest at 10%, dated July 17, 2002,
due on October 17, 2002                             50,000

Scot & Jan Lythgoe (shareholders of the Company),
unsecured, interest at 10%, dated August 21 2002,
due on November 21,2002                             30,000

Keven Jensen (a shareholder of the Company),
unsecured, interest at 10%, dated September 30,
2002, due on March 30, 2003                         50,000

                                              ------------
Subtotal (carried forward)                   $   1,642,888
                                              ------------

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002

NOTE 3 - NOTES PAYABLE (Continued)

Subtotal (brought forward)                   $   1,642,888

Keven Jensen (a shareholder of the Company),
unsecured, interest at 10%, dated September
11, 2002, due on March 11, 2003                     50,000

Orion B. & Sue Bishop (a shareholder of
the Company), unsecured, interest at 10%,
dated September 30, 2002, due on April
30, 2003                                            12,500

Ronald Davis (a shareholder of the company),
unsecured, interest at 10% dated July 10, 2002
due on December 31, 2002                            79,250

Kyle Baird (a shareholder of the company),
unsecured, interest at 10% dated July 5, 2002
due on September 30, 2002, delinquent               74,000

                                               -----------
   Total                                      $  1,858,638
                                               ===========

NOTE 4 - LINE OF CREDIT

The Company has utilized new lines of credit during the period ended September 30, 2002. Information on these lines of credit follows.

At September 30, 2002, the Company borrowed $4,291 on an automatic line of credit with America First Credit Union. This credit line is unsecured, has no stated maturity and bears interest at 9.75%.

At July 19, 2002, the Company secured a $250,000 line of credit with Zion Bank. As of September 30, 2002 the Company has borrowed $242,650. This line of credit was secured by Company assets and carries a stated interest rate of 6.75%, and matures on January 19, 2003.


NOTE 5 - LEASE PAYBALE

At March 2002, the Company secured credit with HP/Compaq Financial Services in the amount of $37,606. The Company used this credit to supply the business with computer related equipment. This is a 36-month lease with a $1 buy out option at the end of the lease. At September 30, 2002, $11,780 is included in accounts payable. The balance is reflected as lease payable.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002
NOTE 6 - LITIGATION

Mid-America Venture Capital Fund, Inc.
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336, including principal, interest, attorney's fees and costs. This amount was paid in full during the period ended September 30, 2002.

Iver J. Longeteig
Mr. Longeteig has pursued a claim outside of the White Mountain Group Contract escrowed with Alliance Title and filed a complaint on an outstanding note for $23,887. In compromise of the claim for forbearance, the Company did not answer the complaint and a default was entered. Mr. Longeteig has agreed to forebear obtaining a default judgment as long as the Company continues to make payments on the outstanding balance. At the current time Mr. Longeteig has been paid $14,488 on this claim.

The Company is not aware of any other threatened litigation against it or its subsidiaries.

NOTE 7 - COMMON STOCK

During the nine months ended September 30, 2002, the Company issued 749,000 shares of its common stock valued at $130,620 in payment of services, 1,632,182 shares of its common stock valued at $409,799 in payment of notes payable and accrued interest, 740,000 shares of its common stock valued at $72,950 for loan consideration and sold 1,945,260 shares of its common stock for $472,065. The Company also sold 600,000 shares of its common stock for $150,000 and exercise of options. See Note 9.

NOTE 8 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2001, the Company sold stock valued at $170,000 and received $100,000. During the period ended September 30, 2002, the Company received $50,000 in partial payment of a stock subscription. The remaining $20,000 receivable is reflected in the attached financial statements as stock subscription receivable.

NOTE 9 - STOCK OPTIONS

The Company has a 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock may be subject to, or issued pursuant to the terms of the plan.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002


NOTE 9 - STOCK OPTIONS (Continued)

Following is a summary of the status of these performance-based options during the years ended December 31, 2001 and 2000:
                                                         Weighted Average
                                        Number of Shares  Price per Share
                                          ------------     ------------
Outstanding at December 31, 2000               499,304            $0.06
Granted                                      1,000,000             0.18
Exercised                                     (499,304)            0.06
Expired or forfeited                                 -                -
                                          ------------     ------------
Outstanding at December 31, 2001             1,100,000            $0.18
                                          ============     ============
   Options exercisable at
    December 31, 2001                        1,100,000            $0.18
                                          ============     ============
   Weighted average fair value of
    options granted during 2001                                   $0.08
                                                           ============

Outstanding at December 31, 2001             1,100,000            $0.18
Granted                                              -                -
Exercised                                     (600,000)            0.11
Expired or forfeited                                 -                -
                                          ------------     ------------
Outstanding at September 30, 2002              500,000            $0.25
                                          ============     ============
   Options exercisable at
    September 30, 2002                         500,000            $0.25
                                          ============     ============
   Weighted average fair value of
    options granted during 2002                                   $0.08
                                                           ============

                                                           Weighted Average
Exercise Date                           Number of Shares    Price per Share
-------------                           ----------------   ----------------
On or before December 31, 2004                   500,000         $0.10

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees and stockholders in the periods ended September 30, 2002 and December 31, 2001 was $0.08 per option, respectively. Compensation cost charged to operations was $18,890 during the year ended December 31, 2001. Finance fees charged to other expenses were $66,010 and legal fees charged to operations were $3,985 during the year ended December 31, 2001.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
September 30, 2002

NOTE 10 - SETTLEMENTS PAYABLE

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties. (Note 6.) A reconciliation of settlements payable at September 30, 2002 follows:

Balance December 31, 2001              $     214,693

        Payments                             (33,336)
                                        ------------
Balance September 30, 2002             $     181,357
                                        ============


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Purchase of Facilities
During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah. The Company is currently negotiating the purchase of its new facilities at a cost of $825,000. Under terms of the agreement, the Company may continue occupying the facilities with no charge until closing occurs but not longer than January 2003. Other terms of the agreement call for a down payment of $28,500, escrow deposit in the amount of $384,000, and a letter of credit in the amount of $412,500. The Company paid the down payment of $28,500, during the fourth quarter of the year ended December 31, 2001 and this amount is reflected in the attached financial statements as deposits. During the same period, the Company also secured cash in the amount of $400,000, which is considered restricted and will be used for closing on the building. The Company occupied the facilities on October 10, 2001, and has extended provisions of the agreement to January 2003.


NOTE 12 - OTHER LIABILITIES

At September 30, 2002, the Company had a $133,857 liability for unpaid federal and state withholding taxes, social security tax, medicare tax and federal and state unemployment taxes. This amount may be subject to penalties and interest.

NOTE 13 - DONATION OF BUILDING

During the quarter ended September 30, 2002, the Company donated the land and building located in Lebanon, Kansas to a qualified non-profit organization. This donation was valued at $23,164, which was the net book value on the transaction date.

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

Three and Nine Months ended September 30, 2002 compared to September 30, 2001
-----------------------------------------------------------------------------
During the three and nine months ended Sept 30, 2002, our revenues were $424,450 and $587,133, respectively, with costs of sales of $98,333 and $164,718 with gross profit of $326,117 and $422,415 compared to the same period the prior year in which our revenues were $271,600 and $510,582, respectively, and costs of sales were $74,542 and $184,574 with gross profit of $197,058 and $326,008. The increase in our revenues in the three and nine months ended Sept 30, 2002 compared to 2001 is attributable to a number of factors. First, the new business with the FFA Fundraisers program that was started during this period has generated some additional revenues. Second, our base business has been broadened with the inclusion of a number of smaller retail outlets with in the southern region between Texas and Florida. Third, we have agreements with three new independent distributors which we expect to facilitate sales and distribution in strategic areas.

We feel the increase in revenues for the three and nine months period ended Sept 30 2002 compared to the same periods in the proceeding year is indicative of our revenue prospects for the balance of the fiscal year.

Operating Expenses. For the three and nine months ended Sept 30, 2002, total operating expenses were $552,216 and $1,683,057, respectively, for total operating losses of $226,099 and $1,260,642, compared to total operating expenses of $430,636 and $1,062,869 respectively, for total operating losses of $233,578 and $736,861 for the prior year periods.

The operating expenses for the three and nine months ended Sept 30, 2002 were considerably higher than the prior year period for a number of reasons.
First, we had large increases in salaries, wages and benefits ($225,652 and $440,100, respectively) which is attributed to increased sales and administrative staffing needed to meet current demands. Second, other operating expenses increased substantially ($123,903 and $601,751, respectively). The majority of this increase is related to the increased frequency of shipping, promotions and advertising (especially due to increased marketing efforts), as well as additional consulting and travel expenses, related to those marketing efforts.

The increases in expenses were offset by decreases in executive compensation ($106,027 and $157,182, respectively) due to executive management changes and restructuring. Depreciation and amortization expenses were also substantially reduced due to the write off of previously amortized expenses. We expect our operating expenses to for the balance of the fiscal year to be relatively consistent with our expenses during the nine months ended September 30, 2002.

Other Income and Expenses. Other expenses showed a loss of $205,649 and $357,630, respectively, for the three and nine months ended September 30, 2002, compared to a loss of $107,000 and a gain of $398,695 the prior year (without consideration of one time gains of $611,252 from debt restructure and forgiveness). Interest expense was the primary component of other expenses for the respective periods and was higher in 2002 due to increased borrowing and debt service.

For the three and nine months ended September 30, 2002, we had net losses of $431,748 and $1,618,272 and loss per share was $0.01 and $0.04, respectively.


Liquidity and Capital Resources
-------------------------------
In the three and nine months ended September 30, 2002, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Cash used in operations far exceeded revenues. We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts and we continue to anticipate increases in production and sales, which will bring us closer to profitability.

At September 30, 2002, we had current assets of $2,111,103, consisting primarily of $400,000 cash in escrow for the proposed purchase of the building we occupy, accounts receivable of $398,299, prepaid interest of $105,374, and $1,183,419 in inventory. We had current liabilities of $4,323,970, consisting primarily of accounts payable of $1,483,108, a line of credit of $343,941, interest payable of $278,495, settlements payable of $181,357 and notes payable of $1,858,638, plus other accrued liabilities of $138,153 that includes a $133,856 liability for unpaid federal and state taxes which may be subject to penalties and interest. Accordingly, we have a working capital deficit of $2,212,867. At September 30, 2002, we had property, plant and equipment totaling $341,302, net of depreciation, and other assets of $1,791,872, consisting primarily of our investment in EPA labels.

Cash used in operations for the quarter ended September 30, 2002 was $994,834. In 2002, our operations have been funded primarily by the sale of stock and proceeds from notes payable. Cash flows used by operating activities over the prior year period increased primarily as a result of our decision to build up inventories in anticipation of future purchase orders.

Cash used by investing activities for the quarter ended September 30, 2002 totaled $234,960 for the purchase of plant, property and equipment.

Cash flows from financing activities for the quarter ended September 30, 2002 totaled $1,243,922, consisting of cash received from the sale of common stock, proceeds from a line of credit and proceeds from newly issued notes payable, offset by payments on previously issued notes payable, payment of settlements, and net payment of a bank overdraft. Non-cash financing activities included the issuance of common stock for debt and interest totaling $409,799, issuance of common stock for prepaid finance charges totaling $21,250, and issuance of common stock for services totaling $130,620, donation of building of $23,164, and issuance of common stock for finance charges of $51,700.

In February 2002, we received a purchase order for a large quantity of our Results products. At this filing date, we cannot predict when a delivery date will be set.

As a result of our production increase and delays in scheduled shipments, we currently have over 734,000 finished product units with a potential wholesale value of over $4.1 million. We are continuing to find other customers to take our products in order to reduce our inventory. We are also continuing to expand our markets and are confident that if necessary we will be able to sell a significant portion of this inventory to other customers.

During the balance of fiscal year 2002, we may seek working capital from several sources, including the equity markets and private investors.
We believe that in the remainder of fiscal 2002, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. We have initiated an aggressive marketing campaign to the thousands of small retail stores within Southern region. With our current inventory and our ability to manufacture 60,000 + units per day, we believe we can rapidly meet the potential demand for large quantities of our products.

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

                   ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on [date].

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

Mid-America Venture Capital Fund, Inc.
--------------------------------------
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336, including principal, interest, attorney's fees and costs. This amount was paid in full during the period ended September 30, 2002.

Iver J. Longeteig
-----------------
Mr. Longeteig has pursued a claim outside of the White Mountain Group Contract escrowed with Alliance Title and filed a complaint on an outstanding note for $23,887. In compromise of the claim for forbearance, the Company did not answer the complaint and a default was entered. Mr. Longeteig has agreed to forebear obtaining a default judgment as long as the Company continues to make payments on the outstanding balance. At the current time Mr. Longeteig has been paid $14,488 on this claim.

At September 30, 2002, we have outstanding settlements payable due on outstanding judgments totaling $181,357. The Company is not aware of any other threatened litigation against it or its subsidiaries.

     ITEM 2.  CHANGES IN SECURITIES

During the nine months ended September 30, 2002, we issued 1,632,182 shares of our common stock valued at $409,799 in payment of debt and accrued interest. We also sold 1,945,260 shares of our common stock for cash proceeds of $472,065, and issued 600,000 shares of our common stock for $150,000 cash and the exercise of options. We also issued 749,000 shares of our common stock to directors and others for services valued at $130,620. We also issued 740,000 shares of our common stock for loan consideration and guarantee of a line of credit valued at $72,950. The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. (See Consolidated Statements of Stockholders' Equity in the interim financial statements and the notes thereto.)

Subsequent to the date of the financial statements included with this report, on October 18, 2002, our board of directors approved the 2002 Stock Option and Award Plan, reserving up to 3,000,000 shares of our common stock for issuance under the plan to officers, directors, employees and consultants. On October 18, 2002, our board of directors approved grants of options to acquire our common stock at an exercise price of $.168 per share to our president, Jay Downs (option to purchase 1,250,000 shares) and vice-president, Dave Andrus (option to purchase 750,000 shares). These options vest only on the occurrence of performance benchmarks for gross annual sales as follows: one third of the options granted at vest when gross annual sales reach $5,000,000, one third vest when gross annual sales reach $10,000,000, and one third vest when gross annual sales reach $15,000,000.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


     ITEM 5.  OTHER INFORMATION

On October 18, 2002, John L. Runft tendered his resignation as our Secretary. The board of directors appointed Margie Humphries as our new Secretary, effective the same day.


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

     DIATECT INTERNATIONAL CORPORATION

Date: October 23, 2002

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer /s/ Margie Humpries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 23, 2002

/s/ Jay W. Downs, Director
/s/ John L. Runft, Director
/s/ David Andrus, Director
/s/ Michael McQuade, Director
/s/ M. Stewart Hyndman, Director
/s/ John H. Zenger, Director
/s/ Frank S. Priestley, Director
/s/  Robert E. Crouch, Director

                              CERTIFICATIONS

I, Jay W. Downs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diatect International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002                           /S/Jay W. Downs
                                                 Principal Executive Officer
                                                 Principal Financial Officer