Form 10KSB
period 2002-12-31
DIATECT INTERNATIONAL CORP
filed 2003-03-31
CIK 319124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                      Commission File number:  0-10147

                     DIATECT INTERNATIONAL CORPORATION
                -------------------------------------------
            (Exact name of registrant as specified in charter)

             California                                   82-0513109
             ----------                                   ----------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     875 S Industrial Parkway, Heber City, UT                      84032
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

        Issuer's telephone number, including area code:  (435) 654-4370

          Securities registered pursuant to section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
               None                                    N/A
               ----                                    ---
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

State the issuer's revenues for its most recent fiscal year:  $769,600.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. At March 25, 2003, the aggregate market value of our voting stock held by non-affiliates was $7,123,335 based on 37,491,238 shares held by non-affiliates. The average of the bid and asked price of our stock on March 25, 2003, was $0.19 per share.

At March 25, 2003, we had 44,407,415 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None

                                  PART I
                             ITEM 1.  BUSINESS
General
-------
Diatect International Corporation was incorporated in California in May 19, 1979. We produce a variety of insecticides which utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas conventional chemical synthesized insecticides can be composed of highly dangerous, toxic chemicals that can seep into the water table and can be washed into rivers and lakes, contaminating water and soil for decades, our products are composed of materials that degrade after application leaving the environment unharmed. Certain of these materials have been used separately for years as adequate alternatives to hazardous chemical insecticides. By combining these materials together in our products, we have created a powerful synergy that leads to more effective insect control than they can provide individually.

We have obtained five EPA registrations and nine retail labels necessary for the production and marketing of insect control products. The approval by the EPA of our labels is significant since EPA approval can be a lengthy and expensive process. Due to the long time it took to obtain EPA approval for our labels, we did not actually begin commercial marketing of our products until late 2001.

Over the past decade, chemical companies have voluntarily dropped the registration of approximately 93 active ingredients and 6,100 pesticide products that were in use at the time of cancellation. Additionally, since insecticides were first used in the 1940's, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products.

Products
--------
We recognize the future demands for environmentally acceptable insecticide products in all agriculture-related industries worldwide. Our business plan calls for formulations which are natural in composition; components which, as stand-alone insecticides, are efficient, non-toxic, user and environmentally friendly, yet cost-effective.

The active ingredients used in our products are diatomaceous earth ("DE"), pyrethrin and piperonyl butoxide ("PBO"). We combine DE, pyrethrin and PBO by using surfactants to ensure a good mix and greatly increase effectiveness and persistence. The combination of these active ingredients results in a compound much more effective than each ingredient individually. When using the ingredients together, DE breaks down the chitin, allowing the pyrethrin to act on an insect's nerve cells directly. The pyrethrin does not evaporate as quickly and is released for hours rather than minutes. PBO increases the effectiveness of the pyrethrin by as much as ten times.

Our products consist of five fully registered EPA Labels and nine retail labels:

EPA Registrations
1.  42850-1
2.  42850-2
3.  42850-3
4.  42850-4
5.  42850-5

Retail Registrations

1. Diatect II is sold in the agriculture market, the largest end-user market for insecticides markets as "Diatect II Multi-Purpose Insect control." Diatect II is used in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc.

2. Diatect III is distributed and sold in the commercial; industrial; and government markets as "Diatect III Insect Control." This insecticide is approved by the EPA for use in a wide variety of areas, e.g., schools, parks, rest stops, roadways, childcare facilities, rest homes, eating establishments, all public places, etc.

3. Diatect V is a product that was designed and formulated to meet the needs of the organic food industry which requires insecticides with no synthetic ingredients. Diatect V is sold and distributed to the commercial grower, home owner, and gardener.

4. Results Ant & Insect is a domestic homeowner product which controls ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

5. Results Fireant is applied directly to fire ant mounds and provides quick, effective control in eliminating these aggressive, dangerous pests. Each year approximately 65,000 Americans seek hospital treatment for venomous fire ant stings and two of those people die. Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior.

6. Results Indoor controls roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects. It is designed for use under sinks, behind furniture, in air vents, under tile, and in stairwells and basements.

7. Results Tomato & Garden protects garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

8. Results Rose & Floral protects azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, and many other plants. It also destroys insects such as mealybugs, fruit flies, white flies, and caterpillars that ruin the beauty of garden flowers and plants.

9. Results Pet Powder This product is a stand-alone product for use on pet pests for home owners, kennels, boarding facilities, veterinary clinics and other animal facilities.

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

As previously stated, all new insecticides must be "registered" with the EPA, which specifies the conditions of their use as part of its mandate under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). An insecticide user or manufacturer who fails to comply with FIFRA restrictions risks enforcement actions from both the EPA and state authorities. Our products comply with FIFRA restrictions and are registered with the EPA.

The cost of developing a new chemical for registration has also risen enormously in recent years, partially because of expensive tests required to show that the chemical poses low environmental and human health risks. The typical pesticide is put through more than 6000 tests and approval can take
more than eight to ten years, and can cost up to 25 million dollars.   Once
approved, labeling instructions must be followed for proper use, handling, storage and disposal. We believe the effect of these tighter restrictions and the removal of these active ingredients has opened the door for our products.

Competition in the Insecticide Industry
---------------------------------------
The principal players in the U.S. insecticide industry, are major companies such as Dow, duPont, Monsanto, Shell Oil and Chevron. Those companies all have more extensive resources than we do and have established product recognition. We believe, however, that by focusing on more natural, safer, non hazardous, eco-sensitive insecticides, we are able to acquire market niches which have not been a focus of the larger, better established companies. We believe we have an advantage in the products and market niche we have identified in that we have already obtained EPA approval of our products and labels.

Board and Management Changes
----------------------------
In 2002, Nelson A. Carter resigned from the board of directors. Robert E. Crouch, Frank Priestly, and Michael P. McQuade were appointed as directors and subsequently elected by the shareholders. John Runft resigned as Secretary of the Company and Margie Humphries was appointed as Secretary.

Subsidiaries
------------
At December 31, 2002, we have no active subsidiaries. Wholly-owned inactive subsidiaries include Enviro-Guard Corporation, Diatect International, Inc., and D.S.D., Inc.

                            ITEM 2.  PROPERTIES

Diatect International Corporation, 875 South Industrial Parkway, Heber City, Utah 84032. This facility is a 20,254 square foot class C masonry office/warehouse building on 1.928 acres in the Heber City, Utah Industrial Park. During October 2001, we relocated both our office and operating facilities to Heber City, Utah. On January 17, 2003, we completed negotiations of the terms for the purchase of our new facilities at a cost of approximately $875,500 (including closing costs). Under terms of our financing agreement, we will pay approximately $9,200 a month in interest only payments at a annual interest rate of 13%. We will be seeking alternative financing if we can secure a better interest rate. We have returned the funds we obtained as an escrow deposit. We paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001. During the same period, we also secured cash in the amount of $400,000 (listed in the financial statements at December 31, 2002 as $400,000 restricted cash), which was needed for an escrow deposit. These funds have been returned to the lender.


                      ITEM 3.  LEGAL PROCEEDINGS
Resolved Litigation
-------------------

Terrance Dunne
--------------
Terrance Dunne, our former auditor, sued us for payment of unpaid fees. In response to his allegations, we countersued for reimbursement of fees paid for work not performed. In November 2002, the matter was fully settled and resolved with mutual releases being executed by both parties.

Current Litigation
------------------

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
-------------------------------------------------
In November 1999, our former legal counsel was awarded a default judgment against us in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid.

Ogilvy, Adams & Rinehart
------------------------
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against us on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on our balance sheet in settlements payable at December 31, 2002 and 2001. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. We plan to negotiate a settlement of this obligation during 2003.

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

Iver J. Longtieg
----------------
Mr. Longtieg is pursuing a claim outside of the Future Title/White Mountain Group. Mr. Longtieg claims an outstanding note for $23,887 plus interest accrued theron. Mr. Longtieg filed a notice of intent to apply for a default judgment, in Boise, Idaho. We did not answer the complaint and as a result a potential default judgment is possible. At the current time, Mr. Longtieg has been paid $14,488, and is forbearing until such time as we resolve the issue of the original claim.

Other Matters
-------------
We are not aware of any other threatened litigation against us.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We held a Special Meeting of Shareholders on November 20, 2002 at our Heber City facility. At the meeting, the following actions were approved by a majority of the shares eligible to vote on each matter:

1. Jay W. Downs, David H. Andrus, John L. Runft, M. Stewart Hyndman, John H. Zenger, Michael P. McQuade, Frank Priestley and Robert E. Crouch were elected as directors;

2. An increase in our authorized capitalization from 50,000,000 shares of common stock to 100,000,000 shares of common stock was approved;

3. The 2002 Stock Option and Award Plan was approved, along with certain grants of options under the Plan. Jay Downs and Dave Andrus were issued 1,250,000 and 750,000 options, respectively, for the purchase of our common stock at an exercise price of $0.17. The options vest in increments of one third only upon the achievement by the company of gross sales revenues in a fiscal year of $5 million, $10 million, and $15 million; and

4. The selection of Williams & Webster as the Company's auditors was ratified.

                                 PART II
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At March 25, 2003, our common stock was quoted under the symbol "DTCT" and had a high of $0.19 and a low of $0.19. All bid prices below have been rounded to the nearest whole cent.
                                                         Bid Prices
                                                       ---------------
     Fiscal Year Ended December 31, 2002               High       Low
     -----------------------------------              ------    ------
     Fourth Quarter                                   $ 0.20    $ 0.10
     Third Quarter                                    $ 0.34    $ 0.16
     Second Quarter                                   $ 0.39    $ 0.15
     First Quarter                                    $ 0.52    $ 0.29

     Fiscal Year Ended December 31, 2001
     -----------------------------------
     Fourth Quarter                                   $ 0.52    $ 0.09
     Third Quarter                                    $ 0.14    $ 0.07
     Second Quarter                                   $ 0.14    $ 0.07
     First Quarter                                    $ 0.25    $ 0.09

     Fiscal Year Ended December 31, 2000
     -----------------------------------
     Fourth Quarter                                   $ 0.18    $ 0.08
     Third Quarter                                    $ 0.24    $ 0.08
     Second Quarter                                   $ 0.13    $ 0.06
     First Quarter                                    $ 0.10    $ 0.04

We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition, and other relevant factors.

At March 25, 2002, we had approximately 1,170 shareholders of record based on information provided by our transfer agent.

During the quarter ended December 31, 2002, we issued 206,000 shares of our common stock valued at $19,770 in payment of services provided by the board and for employee year-end bonuses, 615,000 shares of our common stock valued at $84,500 in payment of consulting services, 462,880 shares of our common stock valued at $53,139 for debt settlement, 1,000,000 shares of our common stock for cash of $100,000, and 180,500 shares of our common stock valued at $20,800 as loan incentives. See Consolidated Statements of Stockholders' Equity in the attached financial statements and the notes thereto. 500,000 of the above shares issued in payment of consulting services valued at $50,000 were issued pursuant to a Registration Statement on Form S-8. All of the remaining above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

In 2001, we reorganized management, relocated administration and production in Heber City, Utah, expanded production capability and hired a marketing team. In 2002, we focused our marketing efforts on sales of our FireAnt product to retail outlets. To date, we have increased our customer base and market awareness of our products, and increased sales and support staff in preparation for major marketing efforts in 2003.

Results of Operations
---------------------
Year ended December 31, 2002 compared to year ended December 31, 2001
---------------------------------------------------------------------
Revenues. We had revenues of $769,600 and cost of sales of $346,301 with a gross profit of $423,299 for the year ended December 31, 2002, compared to revenues of $570,904 and cost of sales of $249,782 with a gross profit of $321,122 for the prior year period. The increase in revenues and compared to prior year reflects the success of our increased marketing efforts. We believe the increase in sales is indicative of a positive trend which we expect to continue through the next fiscal year. We anticipate that our cost of sales as a percentage of revenues will decrease as our sales volume rises. However, we believe we will not be able to accurately project our cost of sales as a percentage of revenues until we have established a consistent revenue stream over extended and comparable periods of time.

Operating Expenses. For our fiscal year ended December 31, 2002, we had total operating expenses of $2,196,077 compared to $1,427,578 for prior year, an overall increase of $768,499. The overall increase in operating expenses is primarily attributable to increases of other operating expenses of $228,569, royalty expense of $113,623, advertising and promotion expense of $139,939, consulting expense of $85,285, bad debt expense of $110,916, and salaries, wages and benefits of $596,151. These increases were offset by decreases of $99,369 in executive compensation, depreciation and amortization expenses of $226,443, and distribution expense of $190,918. The decrease in executive compensation is a result of the restructuring that occurred from 2001 to 2002. The increase in salaries, wages and benefits expenses is due to a decision to restructure the business strategy for the sales force and maintaining certain administrative duties in-house. The royalty expense is a fee from the purchase of the "Results and Diatect" product lines from National Diatect in 2000. The increase in other operating expenses is related to increased sales and production staffing requirements to meet certain marketing demands for our product line. The increase in consulting fees is due to certain fees spent on our transfer agent and outside help in obtaining investors. We anticipate that our overall operating expenses may increase in the next twelve months as our sales increase due to additional production and distribution expenses. However, we believe such increases in production and distributions expenses will be offset for corresponding increased sales revenue.

Other Income and Expenses. Other expenses for the year ended December 31, 2002 totaled $203,319 consisting primarily of interest expense of $406,512 donations of $23,414 and an impairment loss of $27,050, offset by $253,657 in gain from termination of debt. Other Income for the year ended December 31, 2001 totaled $231,210, consisting of $611,252 in gain from termination of debt, offset by interest and finance fees of $355,676, litigation settlement expense of $20,000, and miscellaneous expense of $4,366.

During 2002, we obtained releases of certain contingent liabilities in the amount of $253,657, recorded as gain from termination of debt. During 2001, a former supplier of ours agreed to write off a balance owed them in the amount of $8,100, and we declared a note payable and the interest accrued thereon as invalid and void, recorded as the $611,252 as gain from termination of debt.

Because we still have a number of claims against us, we expect to continue to incur interest and finance fees and litigation settlement expenses during the upcoming fiscal year. We cannot at this time accurately project what these expenses will be.

We experienced a net loss of $1,976,097 for the year ended December 31, 2002,
compared to $1,051,422 for the year ended December 31, 2001.   In 2001 we
experienced product returns due to changes we made in our distribution system which resulted in loss of $176,176 as an extraordinary item. The basic loss per share for the year ended December 31, 2002 was $0.05, based on the weighted average number of shares outstanding of 40,673,014 shares. The basic loss per share before extraordinary items in 2001 was $0.03 per share based on the weighted average of 30,824,930 shares outstanding. We cannot predict at this time whether or not we will experience any gains or losses due to settlement of debt or other matters in fiscal 2003.

Liquidity and Capital Resources
-------------------------------
During the year ended December 31, 2002, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Although revenues increased, cash used in operations far exceeded revenues. We hope that the next twelve months will prove the effectiveness of our marketing and distribution efforts and anticipate increases in production and sales will bring us closer to profitability.

At December 31, 2002, we had current assets of $2,182,018 consisting of cash of $4,509 cash, cash in escrow of $400,000 restricted for the purchase of our new facility in Heber City, Utah, accounts receivable of $352,643, an employee receivable of $1,270, prepaid interest of $108,048, prepaid expenses of $56,399, and inventories of $1,259,149, and current liabilities of $4,735,981 for a working capital deficit of $2,553,963. At December 31, 2002, we had property, plant and equipment assets totaling $324,637, net of depreciation, and other assets of $1,764,822, consisting primarily of our investment in EPA labels, net of amortization of $1,736,322, plus deposits of $28,500.

Cash used in our operations for the year ended December 31, 2002 was $1,407,399 compared to $934,394 for the prior year. In 2002 and 2001, our operations were funded primarily by loans, issuance of common stock and sales of our products.

Our cash flows used by investing activities during the year ended December 31, 2002, was $220,746 paid for the purchase of property, plant and equipment. In the prior year, cash flows used by investing activities was $134,705, consisting of a deposit of $28,500 on our new facility in Heber City, and $106,205 paid for the purchase of property, plant and equipment.

Our cash flows from financing activities during the year ended December 31, 2002 was $1,631,766, consisting of $254,048 from a line of credit, $722,065 from the sale of common stock, $50,000 payment of a stock subscription and $693,943 from the issuance of notes payable, offset by $2,000 in settlement payments, $7,759 in payments on a lease payable and $78,531 in payments on existing notes. Our cash flows from financing activities during the year ended December 31, 2001 was $1,066,603, consisting of $144,000 from the sale of our common stock and $1,074,000 from the issuance of notes payable, offset by $20,730 in settlement payments and $130,667 in payments on existing notes.

On January 15, 2003, we borrowed $750,000 from George Ann Pope Charitable Trust through a short term note due on July 15, 2003. The note is secured by an inventory security agreement whereby $0.25 of each dollar of gross proceeds from the sale of inventory is allocated and set aside in a special account for continuing security until the note is paid and bears interest at the rate of 10% per annum. We issued 375,000 shares of our common stock as additional consideration for the loan.

We believe that in 2003, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. With our products in the marketplace, we anticipate revenues to offset ongoing expenses. We are uncertain, however, as to whether there will be sufficient revenue to cover past obligations, therefore, we will continue to attempt to make offers in settlement and compromise on such obligations in an effort to reduce our contingent and other liabilities.

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

                               PART III

       ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 21, 2003, the name, age and position of each of our executive officers and directors and their respective terms of office.
                                                               Director and/or
Name                     Age      Position                     Officer Since
-------------------      ---      --------                     ---------------
Jay W. Downs              56      Director                      March 1999
                                  President                     September 2001
                                  Chairman of the Board         September 2001
John L. Runft             65      Director                      February 1995
Margie Humphries          53      Secretary                     October 2002

M. Stewart Hyndman        46      Director                      December 1997
David H. Andrus           38      Director                      July 2001
                                  Vice-President                September 2001
John H. Zenger            67      Director                      December 2001
Robert E. Crouch          38      Director                      November 2002
Frank Priestly            47      Director                      November 2002
Michael P. McQuade        69      Director                      May 2002

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

David H. Andrus began an affiliation with Diatect in 1992. Dave served in the U.S. Marine Corps for 10 years in the logistics and intelligence field, and was medically retired in 1991. He formed Venture Creations which performed contract research and development for EnviroGuard (now Diatect). As R&D project manager, Dave supervised extensive field trials of the Diatect Insect Control within the poultry industry and for Fireant concerns in that region. In 1998, Dave became manager of National Diatect, a distributor of Diatect insecticides (later acquired by us). As technical manager for Diatect, Dave was responsible for all field studies of our product, and was instrumental in our transition from research and development to commercialization. Since September 2001, Dave has served as Vice-president of Operations and was appointed a director.

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

Frank S. Priestly joined the Board of Directors on October 18, 2002. He has been in the farming business in Idaho since 1970. He currently serves as President of the Idaho Farm Bureau Federation, Farm Bureau Finance Co., Agricultural and Educational Research Foundation and the Farm Bureau Insurance Companies of Idaho. He also serves on the Board of Directors for the American Farm Bureau Federation, with an appointment to the executive committee. He comes to Diatect International with lots of experience in agriculture growing alfalfa, barley, corn and pasture for the family dairy operation.

Margie Humphries was appointed Corporate Secretary in October of 2002. She relocated to Heber, Utah, in September of 2002. She comes with 25 years of professional work experience. Starting in December of 1991 until July of 1998, she worked for Wasatch Medical Center. Responsibilities included the billing and collection process for five physicians and monitoring accounts receivable. From July of 1998 until March 2002, when she joined Diatect International, she worked full time as a medical transcriber for Utah Valley Regional Medical Center, where she had been appointed a team leader.

Robert E. Crouch also joined the Board of Directors on October 18, 2002. He graduated in 1987, with a Bachelor of Science in Accounting, from Utah State University, in Logan, Utah. He lives in Pleasant View, Utah. He has extensive experience in corporate finance, accounting and as an administrative executive. He presently works for Wells Fargo Business Credit, Inc., as a collateral examiner where he conducts financial and operational audits on customers and potential borrowers. His career has encompassed the following; chief financial officer, controller, auditor, and bank examiner.

Dr. Michael P. McQuade has had a private dental practice since 1987, living in Richmond, Virginia. He graduated from Virginia Polytechnic Institution & State University with a B.S. in Biology. He then graduated from the Virginia Commonwealth University as a Doctor of Dental Surgery. For the last five years Dr. McQuade has worked extensively in the poultry industry particularly in the Northeast as well as the Southeast region of the United States and research universities with respect to our product.

Involvement in Certain Legal Proceedings
----------------------------------------
See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

                  ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2002, the end of our last completed fiscal year):

                                                         Long Term Compensation
                                                        ----------------------
                     Annual Compensation               Awards       Payouts
                                            Other      Restricted
Name and                                    Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary   Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------   -------- ------------ -------  -------  ------  ------------

Jay W. Downs       2002  $120,000  $ 6,739          -         -        -       -             -
C.E.O.(1)          2001  $120,000  $ 5,709          -   $60,000        -       -             -


George H Henderson 2002    n/a
C.E.O.(2)          2001  $ 90,000        -          -   $40,000        -       -       $50,000
                   2000  $      -        -          -         -        -       -       $19,000

David Andrus       2002  $ 90,000  $ 6,739          -         -        -       -             -
Vice President     2001  $ 90,000  $ 5,709          -   $40,000        -       -             -


(1) Jay Downs was appointed as President and C.E.O. in September 2001. On his appointment, he received a bonus of 750,000 shares of our restricted common stock valued at $0.08 per share. In 2002, he was granted options for the purchase of 1,250,000 shares of our common stock at an exercise price of $.17 per share which vest in increments of one third only upon the achievement by the company of gross sales revenues in a fiscal year of $5 million, $10 million, and $15 million. In January 2003, he also received the listed bonus payments for 2001 and 2002 which had been accrued.

(2) George Henderson resigned as President and C.E.O. in September 2001. Upon his resignation, he received a settlement and severance package consisting of $50,000 cash and 500,000 shares of our restricted common stock valued at $0.08 per share.

(3) Dave Andrus was appointed vice-president in September 2001. Pursuant to his employment agreement, he received a bonus of 500,000 shares of our restricted common stock valued at $0.08 per share. In 2002, he was granted options for the purchase of 750,000 shares of our common stock at an exercise price of $.17 per share which vest in increments of one third only upon the achievement by the company of gross sales revenues in a fiscal year of $5 million, $10 million, and $15 million. In January 2003, he also received the listed bonus payments for 2001 and 2002 which had been accrued.

Employment Agreements
---------------------
Jay Downs signed an employment agreement effective January 2001 for a term of three years at an annual salary of $120,000 per year, with a signing bonus of 350,000 options for the purchase of our common stock at $0.10 per share. At the filing date of this report, all 350,000 options have been exercised. The agreement includes provisions for bonus pay based on 1% of gross sales receipts as determined on a quarterly basis. Accrued bonuses for 2001 and 2002 pursuant to his agreement were paid in January 2003.

David Andrus signed an employment agreement effective July 1, 2001 for a term of three years at an annual salary of $90,000 per year, with a signing bonus of 500,000 shares of our restricted common stock. The agreement includes provisions for a reasonable automobile allowance and pay based on 1% of gross sales receipts as determined on a quarterly basis. Accrued bonuses for 2001 and 2002 pursuant to his agreement were paid in January 2003.

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

Board Compensation
------------------
Members of the board of directors are compensated for service at a rate of 1,000 shares of stock per month of service. In 2002, we issued a total of 82,000 shares to the current directors pursuant to this compensation arrangement as follows:

 Jay Downs                 15,000 shares
 Dave Andrus               15,000 shares
 John Runft                 6,000 shares
 Stewart Hyndman           15,000 shares
 John H. Zenger            15,000 shares
 Michael McQuade           12,000 shares
 Frank Priestly             2,000 shares
 Robert E. Crouch           2,000 shares

Two former directors, Robert B. Crouch and Nelson Carter, received 4,000 shares and 6,000 shares, respectively, for their service.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 25, 2003, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 44,407,415 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title of     Name and Address of           Amount and Nature of     Percent
Class         Beneficial Owner             Beneficial Ownership     of Class
--------     -------------------           --------------------     --------
             None

Security Ownership of Officers and Directors
--------------------------------------------
Title of     Name and Position of          Amount and Nature of     Percent
Class        Officer and Director          Beneficial Ownership     of Class
--------     --------------------          --------------------     --------
Common       Jay W. Downs                     2,150,389                4.84
             Director/President
             Chairman of the Board

Common       John L. Runft, Director          2,133,290                4.80

Common       David Andrus, Director             589,000                1.33
                Vice-president

Common       Robert Crouch, Director          1,104,864                2.49

Common       M. Stewart Hyndman, Director       265,800                0.60

Common       John H. Zenger, Director            40,000                0.09

Common       Frank Priestly, Director             2,000                   -

Common       Michael P. McQuade, Director       558,334                1.26

Common       Margie Humphries, Secretary         72,500                0.16
                                              ----------------        ------
All Officers/Directors as a Group (9 persons) 6,916,177               15.57
                                              ================        ======

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We have notes payable to 29 shareholders totaling $2,132,181 and $1,703,914 as of December 31, 2002 and 2001, respectively. See Note 5.

John L. Runft performs services as our main legal counsel. Legal services performed by this officer totaled $19,119 and $45,226 for the years ended December 31, 2002 and 2001, respectively, of which $7,377 are included in accounts payable - related party at December 31, 2002.

We have employment contracts to pay our president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During January 2001, our president received as a signing bonus an option to acquire 350,000 shares of common stock at an exercise price of $0.10 per share. Upon his appointment to the position of C.E.O., he received a bonus of 750,000 shares of our restricted common stock, valued at $0.08 per share, for additional compensation of $60,000. In 2002, he received options to purchase 1,250,000 shares of common stock at an exercise price of $0.17 per share which vest subject to revenue targets. SEE EXECUTIVE COMPENSATION.

Our vice-president also received a signing bonus on his employment agreement of 500,000 shares of our restricted common stock, valued at $0.08 per share, for additional compensation of $40,000. In 2002, he received options to purchase 750,000 shares of common stock at an exercise price of $0.17 per share which vest subject to revenue targets. SEE EXECUTIVE COMPENSATION.

We also had an employment contract to pay our former president annual compensation of $120,000, which was terminated in September 2001. As settlement and severance, he received $50,000 cash and 500,000 shares of our restricted common stock, valued at $.08 per share, for additional compensation of $40,000. See ITEM 10, EXECUTIVE COMPENSATION.

In fiscal 2001, our president contributed office furniture and equipment valued at $30,320 in exchange for a non-interest bearing convertible note payable. The note was subsequently converted to 86,629 shares of our common stock valued at $0.35 per share. See Note 18 to our financial statement included with this report.

Members of our board of directors receive compensation in the form of 1,000 shares of our common stock per month of service. In 2002, board members were issued shares totaling 82,000 shares for board service. Two former directors were issued 10,000 shares. SEE ITEM 10. EXECUTIVE COMPENSATION under the heading Board Compensation.

Certain Business Relationships
------------------------------
Except as indicated, and for the periods indicated, there were no material relationships regarding officers or directors that exist, or have existed during our last fiscal year.

                                 PART IV
                 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Independent Auditors Report of Williams & Webster, P.S.,
 Certified Public Accountant                                              23
Consolidated Balance Sheets as of
 December 31, 2002 and 2001                                               24
Consolidated Statement of Operations for the years ended
 December 31, 2002 and 2001                                               26
Consolidated Statement of Stockholders' Equity
 for the years ended December 31, 2002 and 2001                           27
Consolidated Statement of Cash Flows for the years ended
 December 31, 2002 and 2001                                               29
Notes to Financial Statements                                             31

(a)(2) Financial Statement Schedules.

     Not applicable

(b)  The following exhibits are included in this report:

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(c) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2002.

     None.

                   ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on March 27, 2003.

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

     DIATECT INTERNATIONAL CORPORATION

Date: March 28, 2003

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 28, 2003

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ Robert Crouch, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ John H. Zenger, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

                              CERTIFICATIONS

I, Jay W. Downs, certify that:

1. I have reviewed this annual report on Form 10-KSB of Diatect International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officers and I have indicated in this annual report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                             /S/Jay W. Downs
                                                 Principal Executive Officer
                                                 Principal Financial Officer

Board of Directors
Diatect International Corp.
Heber City, UT

Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has significant operating losses, negative equity, unsatisfied collection judgments and delinquencies in repaying its debt obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 28, 2003

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

                                                       2002         2001
                                                   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash                                             $      4,509  $        888
 Cash in escrow                                        400,000       400,000
 Accounts receivable                                   352,643       202,660
 Employee receivable                                     1,270             -
 Prepaid interest                                      108,048       154,019
 Prepaid expenses                                       56,399        26,804
 Inventories                                         1,259,149       109,332
                                                   -----------   -----------
   Total Current Assets                              2,182,018       893,703
                                                   -----------   -----------
PROPERTY, PLANT AND EQUIPMENT
 Mining property                                           940           540
 Building                                                    -        23,501
 Furniture & equipment                                 420,839       185,180
 Less accumulated depreciation                         (97,142)      (38,338)
                                                   -----------   -----------
   Total Property, Plant and Equipment                 324,637       170,883
                                                   -----------   -----------
OTHER ASSETS
 Deposits                                               28,500        28,500
 Goodwill                                                    -        27,050
 Investment in EPA labels, net of amortization       1,736,322     1,736,322
                                                   -----------   -----------
   Total Other Assets                                1,764,822     1,791,872
                                                   -----------   -----------
TOTAL ASSETS                                      $  4,271,477  $  2,856,458
                                                   ===========   ===========











The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2002 and 2001

                                                       2002         2001
                                                   -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable                                 $  1,400,610  $    259,459
 Accounts payable - related parties                     37,710             -
 Bank overdraft                                              -        22,268
 Lease payable - current                                18,067             -
 Lines of credit                                       351,048        97,000
 Interest payable                                      310,434       288,928
 Other accrued liabilities                             304,574        16,051
 Settlements payable                                   181,357       214,693
 Notes payable                                       2,132,181     1,703,914
                                                   -----------   -----------
   Total Current Liabilities                         4,735,981     2,602,313
                                                   -----------   -----------
LONG-TERM DEBT
 Lease payable - net of current portion                  3,392             -
                                                   -----------   -----------

COMMITMENTS AND CONTINGENCIES                          134,739       461,605
                                                   -----------   -----------
STOCKHOLDERS' DEFICIT
 Common stock, no par value; 100,000,000
 shares authorized; 45,013,414 and 36,928,161
 shares issued and outstanding, respectively.       14,971,327    13,391,574
 Common stock subscribed                               (20,000)      (70,000)
 Stock options                                          36,070        84,901
 Accumulated deficit                               (15,590,032)  (13,613,935)
                                                   -----------   -----------
   Total Stockholders' Deficit                        (602,635)     (207,460)
                                                   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                  $  4,271,477  $  2,856,458
                                                   ===========   ===========










The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

                                                       2002          2001
                                                   -----------   -----------
REVENUES                                          $    769,600  $    570,904

COST OF SALES                                          346,301       249,782
                                                   -----------   -----------
GROSS PROFIT                                           423,299       321,122
                                                   -----------   -----------
OPERATING EXPENSES
 Salaries, wages and benefits                          668,306        72,155
 Executive compensation                                310,568       409,937
 Consulting                                            170,431        85,146
 Depreciation and amortization                          69,534       295,977
 Legal and professional fees                           167,215       156,469
 Distributor expenses                                        -       190,918
 Advertising and promotion                             139,939             -
 Royalties                                             113,623             -
 Bad debts                                             110,916             -
 Other operating expense                               445,545       216,976
                                                   -----------   -----------
   Total Operating Expenses                          2,196,077     1,427,578
                                                   -----------   -----------
OPERATING LOSS                                    $ (1,772,778) $ (1,106,456)
                                                   -----------   -----------
OTHER INCOME (EXPENSES)
 Gain from termination of debt                         253,657       611,252
 Interest and finance fees                            (406,512)     (355,676)
 Litigation settlement                                       -       (20,000)
 Donations                                             (23,414)            -
 Impairment loss                                       (27,050)            -
 Miscellaneous                                               -        (4,366)
                                                   -----------   -----------
   Total Other Income (Expenses)                      (203,319)      231,210
                                                   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEMS                     (1,976,097)     (875,246)

EXTRAORDINARY ITEMS
 Product returns, distribution system changes                -      (176,176)
                                                   -----------   -----------
   Total Extraordinary Items                                 -      (176,176)
                                                   -----------   -----------
LOSS BEFORE INCOME TAXES                            (1,976,097)   (1,051,422)

INCOME TAXES                                                 -             -
                                                   -----------   -----------
NET LOSS                                          $ (1,976,097) $ (1,051,422)
                                                   ===========   ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED
 Net loss before extraordinary items              $      (0.05) $      (0.03)
 Net loss from extraordinary items                           -             -
                                                   -----------   -----------
NET LOSS PER COMMON SHARE                         $      (0.05) $      (0.03)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING, BASIC AND DILUTED       40,673,014    30,824,930
                                                   ===========   ===========
The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Common
                                          Common Stock          Stock       Stock      Accumulated
                                      Shares      Amount       Options    Subscribed     Deficit      Total
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balances as of December 31, 2000    28,716,073  $12,260,630  $    51,370  $         - $(12,562,513) $  (250,513)

Issuance of shares for debt at
 $0.15 to $0.25 per share            1,408,343      266,619            -            -            -      266,619

Issuance of shares for guarantee
 of debt and line of credit at
 $0.07 to $0.50 per share            2,107,500      196,550            -            -            -      196,550

Issuance of shares for cash at
 $0.10 to $0.12 per share              400,000       44,000            -            -            -       44,000

Issuance of share in settlement of
salary claim at $0.25 per share        188,000       47,000            -            -            -       47,000

Issuance of shares for consulting
 at $0.08 per share                     50,000        3,750            -            -            -        3,750

Issuance of shares to officers
 for services at $0.08 per share     1,250,000       93,750            -            -            -       93,750

Issuance of shares for settlement
 of distributor agreement and
 severance agreement at $0.08
 per share                           1,000,000       75,000            -            -            -       75,000

Issuance of shares for cash and
receivable at $0.10 to $0.25
per share                              800,000      170,000            -      (70,000)           -      100,000

Issuance of share for payment of
accounts payable at $0.21 per
share                                  200,000       41,035            -            -            -       41,035

Issuance of shares for payment of
legal fees and exercise of options
at $0.06 per share                     499,998       85,354      (55,354)           -            -       30,000

Issuance of shares to officers for
payment of accrued legal fees
and debt at $0.35 per share            308,247      107,886            -            -            -      107,886

Options granted to officer as
bonus for contract                           -            -       18,890            -            -       18,890

Options granted to stockholder for
financing and extension of
options to officer                           -            -       69,995            -            -       69,995

Net loss for the year ended,
December 31, 2001                            -            -            -            -   (1,051,422)  (1,051,422)
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balances as of December 31, 2001    36,928,161 $ 13,391,574 $     84,901 $    (70,000)$(13,613,935)$   (207,460)
                                   ===========  ===========  ===========  ===========  ===========  ===========




The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                                           Common
                                          Common Stock          Stock       Stock      Accumulated
                                      Shares      Amount       Options    Subscribed     Deficit      Total
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balance as of December 31, 2001
(brought forward)                   36,928,161  $13,391,574  $    84,901  $   (70,000)$(13,613,935)$   (207,460)

Issuance of stock for cash at
 $0.20 to $0.30 per share            2,945,260      572,065            -            -            -      572,065

Issuance of shares for cash at
 $0.25 per share and exercise
 of options                            600,000      216,110      (66,110)           -            -      150,000

Issuance of stock for debt
 and interest at $0.10 to
 $0.35 per share                     2,507,113      503,549            -            -            -      503,549

Issuance of stock to officers,
 directors, employees,
 consultants and others for
 services at $0.10 to $0.35
 per share                           2,032,880      288,029            -            -            -      288,029

Payment of stock subscription                -            -            -       50,000            -       50,000

Options granted to officers as
contract bonus                               -            -       17,279            -            -       17,279

Net loss for the year ended
December 31, 2002                            -            -            -            -   (1,976,097)  (1,976,097)
                                   -----------  -----------  -----------  -----------  -----------  -----------
Balances as of December 31, 2002    45,013,414 $ 14,971,327 $     36,070 $    (20,000)$(15,590,032)$   (602,635)
                                   ===========  ===========  ===========  ===========  ===========  ===========







The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS
Years Ended December 31, 2002 and 2001

                                                     2002           2001
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $  (1,976,097) $  (1,051,422)
Adjustments to reconcile net loss to net cash
used by operating activities:
 Gain from debt termination                          (253,657)      (611,252)
 Depreciation and amortization                         69,534        295,977
 Impairment loss                                       27,050              -
 Donation of building                                  23,284              -
 Issuance of stock for services                       288,029        182,000
 Issuance of stock options for services                17,279         18,890
 Issuance of stock options for financing                    -         66,010
 Extension of options to officer for services               -          3,984
 Issuance of stock for finance charges and interest    95,242         76,175
 Issuance of stock for distributor expense                  -         37,500
 Issuance of note payable for distributor expense           -         50,000
 Litigation settlement                                      -         20,000
 Distributor expenses paid from deposits                    -        150,000
 Notes and settlement gains charged to operations           -        763,591
Changes in assets and liabilities:
 Cash in escrow                                             -       (400,000)
 Accounts receivable                                 (149,983)      (144,646)
 Employee receivable                                   (1,270)             -
 Prepaid interest                                      67,221          8,906
 Prepaid expenses                                     (29,595)        10,696
 Inventories                                       (1,149,817)        14,643
 Accounts payable                                   1,168,611         24,588
 Accounts payable - related parties                    37,710        (30,795)
 Bank overdraft                                       (22,268)        22,268
 Deposit payable                                            -        (20,000)
 Interest payable                                      92,805       (436,537)
 Other accrued liabilities                            288,523         15,030
                                                 ------------   ------------
NET CASH FLOWS USED BY OPERATING
ACTIVITIES                                         (1,407,399)      (934,394)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Deposits paid                                               -        (28,500)
Purchase of property, plant and equipment            (220,746)      (106,205)
                                                 ------------   ------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES          (220,746)      (134,705)
                                                 ------------   ------------



The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
CONSOLIDATED CASH FLOW STATEMENTS (Continued)
Years Ended December 31, 2002 and 2001

                                                     2002           2001
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                    $     254,048  $           -
Issuance of common stock for cash                     722,065        144,000
Payment of stock subscription                          50,000              -
Payments on settlements                                (2,000)       (20,730)
Payments on lease payable                              (7,759)             -
Net payment of notes payable                          (78,531)      (130,667)
Net proceeds from notes payable                       693,943      1,074,000
                                                 ------------   ------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                          1,631,766      1,066,603
                                                 ------------   ------------
NET INCREASE (DECREASE) IN CASH                         3,621         (2,496)

CASH AT BEGINNING OF YEAR                                 888          3,384
                                                 ------------   ------------
CASH AT END OF YEAR                             $       4,509  $         888
                                                 ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid                           $       3,248  $      32,177
                                                 ============   ============
Income taxes paid                               $           -  $           -
                                                 ============   ============
NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for prepaid
 finance charges                                $      21,250  $     120,375
Issuance of common stock for services           $     288,029  $     182,000
Issuance of common stock for forbearance of
notes payable, finance charges and interest     $      51,700  $      76,175
Issuance of stock options for services          $      17,279  $      18,890
Issuance of common stock for debt and interest $ 430,594 $ 445,540 Issuance of common stock for settlement of
 distributor agreement                          $           -  $      37,500
Issuance of note payable for distributor
 expense                                        $           -  $      50,000
Issuance of stock options for financing         $           -  $      66,010
Issuance of note payable for prepaid expenses   $      50,000  $           -
Issuance of note payable for furniture and
 equipment                                      $           -  $      30,320
Extension of stock options for services         $           -  $       3,984
Donation of building                            $      23,284  $           -
Equipment financed with lease                   $      25,826  $           -





The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp. (formerly Applied Earth Technologies, Inc.) (formerly San Diego Bancorp) was incorporated in California in 1979 as a bank holding corporation. During 1986, the Company liquidated its subsidiaries and became a dormant "shell" corporation.

On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. to better reflect the Company's principal business activities, which primarily consist of developing and marketing pesticide products. The Company later became informed that another corporation already had been authorized to use the name Applied Earth Technologies, Inc. and approval of this name had been granted in error. In response to this information, the Company changed its name to Diatect International Corp. ("Diatect" or "the Company") on June 5, 1998.

The Company's wholly owned subsidiaries consist of Enviro-Guard Corporation, Diatect International, Inc. and D.S.D., Inc. The Company's subsidiaries are inactive.

Magic International, Inc.
On May 24, 1999, the Company entered into an agreement to purchase Magic International, Inc. ("Magic") in exchange for $3,000 cash, effective payment of an outstanding obligation in the amount of $4,050 and 200,000 shares of Diatect International Corporation's common stock. This transaction was valued at $27,050. At the time of the transaction, the authorized level of the Company's capitalization did not permit an issuance of 200,000 shares of stock. The Company increased its authorized capital, issued the aforementioned stock and finalized the acquisition in March 2000, at which time Magic became a wholly owned subsidiary. During 2002, the Company recognized an impairment write-off of $27,050 since Magic had become dormant. Magic was subsequently transferred to IXG. See Note 14.

National Diatect, Inc.
In July 2000, the Company signed a letter of intent to purchase the inventory of National Diatect, Inc. in a transaction which requires the issuance of 400,000 shares of the Company's common stock, payment of future royalties in the amount of $120,000 payable at the rate of $0.10 per pound of certain products and assumption of a note payable in the amount of $110,000 (bearing interest at 12% and collateralized by inventory and equipment). The Company has issued 400,000 shares and the agreement has been ratified by the board of directors to a mutually agreed upon reduced note payable balance of $70,419. The balance owing on this note is $43,306 as of December 31, 2002. See Note 13.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Diatect International Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, bases on a history of past write-offs and collections and current credit conditions.

The Company reserves the right to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 30 days. At that time, the Company will contact the account representative with a payment reminder. A second contact with warning of collection procedures will follow if payment has not been received by the Company for 60 days. If payments still have not been received by the Company for 90 days, a third contact will be made with a response required within two weeks from the contact date. If no response is received pursuant to the third contact, the account will be turned over for collection.

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

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued)
Expenditures for normal repairs and maintenance are charged against earnings as incurred. The cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the statements of operations when depreciable assets are retired or otherwise disposed. Depreciation is provided for by the use of straight-line and accelerated methods over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2002 and 2001 was $69,534 and $12,765, respectively. Depletion is computed using the unit-of-production method, for any mining property placed in production. At December 31, 2002, the Company has no mining properties in production.

Goodwill
Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. Goodwill was fully impaired during 2002.

Intangible Assets
Prior to 2002 most intangible assets are amortized over the remaining useful life on a straight-line basis, which range from 15 to 17 years. EPA labels were amortized on a straight-line basis over a 15-year life, commencing with the beginning of product sales. Amortization expense for the year ending December 31, 2001 was $283,212. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $280,000 during the year ended December 31, 2002.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $5,224,470, principally arising from net operating loss carryforwards for income tax purposes based on an average tax rate of 34%. SFAS No. 109 requires a valuation allowance to be recorded when it is

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002, a valuation allowance for $2,320,825 of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that will be generated in future years. In 2002, management determined that it was more likely than not that future taxable income would be sufficient to enable the Company to realize a portion of its deferred tax assets attributable to the issuance of stock options for services.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $15,000,000, which expire in the years 2011 through 2022.

Shipping and Handling Fees and Costs
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $90,496 and $25,543 in the years ended December 31, 2002 and 2001 respectively. All amounts in the accompanying consolidated statements of operations have been reclassified for the year ended December 31, 2001 to reflect this adoption.

Revenue Recognition Policy
Revenues from sales of product are recognized when the product is shipped. The customer may return the product at any time and receive credit for the full amount, however, the customer must pay the shipping fees to return the product.

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

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2002. The Company has no investment in securities available-for-sale at December 31, 2002.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during 2001. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
As shown in the financial statements, the Company incurred a net loss of $1,976,097 for the year ended December 31, 2002 and has an accumulated deficit of $15,590,032 at December 31, 2002. (This equates to a potential NOL tax carryforward of approximately $15,000,000.)

The Company recently received a purchase order from a major new customer and ramped up production to meet the demand. Because the customer has asked for a delay in shipment, this has given Diatect excess inventory. Upon shipment, the Company expects to improve working capital, increase its profitability and stockholders' equity and commence repayment of its debt obligations.

Without greatly increased sales, the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

Management's plans for ensuring the Company's continued viability are based on an aggressive, direct and indirect marketing program to all of the major independent U.S. hardware chains (Ace, TrueValue, DoItBest, Handy Hardware) in addition to increased emphasis on big box accounts and niche markets.

Management's plans include increased product placement and sales, and the sale of new common stock issuances, which are expected to raise the capital needed to satisfy collection judgments and repay debt obligations.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results or operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and the adoption did not impact the financial statements of the Company at December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 which does not impact the financial statements of the Company at December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 1, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $280,000 in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)
In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

New Accounting Pronouncements
In December 2002, the "FASB" Financial Accounting Standards Board, issued "SFAS" Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employee's", the adoption of SFAS 148 has no impact on the Company's financial condition or results of operations.

NOTE 3 - INVENTORIES
Inventories at December 31, 2002 and 2001 consist of the following:

                           2002         2001
                       -----------   -----------
Raw Materials         $     78,169  $     32,813
Packaging Material          12,874             -
Finished Goods           1,168,106        76,519
                       -----------   -----------
   Total              $  1,259,149  $    109,332
                       ===========   ===========

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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


NOTE 5 - NOTES PAYABLE

All of the Company's notes payable are considered short-term. At December 31, 2002 and 2001, notes payable consisted of the following:

Creditor and Conditions

                                                        2002          2001
                                                    -----------   -----------

Jeffrey Linabery, unsecured, interest at 14%,
 due on demand                                     $      7,500  $      7,500

David Russell, (a shareholder of the Company),
 unsecured, interest at 10%, due on demand.                   -        15,000

David Russell, (a shareholder of the Company),
 unsecured, interest at 8%, due on demand.                    -        25,000

David J. Black, (a shareholder of the Company),
 unsecured, interest at 10%, dated August 5, 1997,
 due on demand.                                          20,000        20,000

Greg Cloward, (a shareholder of the Company),
 unsecured, interest at 15%, dated January 6, 1997,
 due on demand.                                         251,000       251,000

David N. Sim, (a shareholder of the Company),
 unsecured, interest at 15%, dated October 1, 1999,
 due on December 31, 1999, delinquent.                    6,500         6,500

Shining Star Investment, Inc., a Nevada corporation,
 (a shareholder of the Company), unsecured, interest
 at 14%, dated July 14, 1995, due December 31, 1995,
 delinquent.                                              5,239         5,239
                                                    -----------   -----------
Subtotal                                           $    290,239  $    330,239
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                 2002         2001
                                                    -----------   -----------
Subtotal (brought forward)                         $    290,239  $    330,239

Hopper Asset Management Company, conditionally
 secured by 50,000 shares Diatect International
 Corporation common stock, interest at 15%, dated
 May 22, 1998, due May 5, 1999.                               -        10,000

Jack S. Stites, (a shareholder of the Company),
 unsecured, interest at 15%, dated September 1,
 1999, due on December 31, 1999, delinquent.              8,800         8,800

Hopper Asset Management Company, unsecured,
 interest at 15%, dated June 19, 1999, due on
 December 31, 1999.                                           -        50,000

D.N. Sim, (a shareholder of the Company) unsecured,
 interest at 10%, dated January 4, 2000, due on
 May 4, 2000, delinquent.                                 2,500         2,500

Robert L. Drake and Sandra K Drake, (shareholders
 of the Company), secured by sale of inventory,
 interest at 12%, dated July 12, 2000, due on July
 12, 2001, delinquent.                                   43,306        62,445

George H. Henderson, (a shareholder of the Company),
 unsecured, interest  at 10%, dated April 14, 2000,
 due on December 31, 2000, amended on September 20,
 2001, payable in principal installments of $5,000
 per month commencing January 15, 2002, delinquent.      40,000        50,000

Johnny and Jack Stites, (shareholders of the Company)
 unsecured , interest at 10%, dated February 25, 2000,
 due on May 1, 2000, delinquent.                         20,000        20,000

K & R "Stuff" LC, unsecured, interest at 12%, dated
 August 22, 2000, due on August 22, 2001, renewed on
 November 22, 2001, convertible to 232,000 shares of
 the Company's common stock on demand, due on
 August 22, 2002.                                             -        58,000
                                                    -----------   -----------
Subtotal                                           $    404,845  $    591,984
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                 2002          2001
                                                    -----------   -----------
Subtotal (brought forward)                         $    404,845  $    591,984

Joseph E. Pigg, Jr., unsecured, interest at 10%,
 dated September 25, 2000, due on September 25,
 2001, delinquent.                                       10,000        10,000

Robert B. Crouch, (officer and shareholder of
 the Company), unsecured, interest at 12%, dated
 November 16, 2000, due on demand.                            -         2,610

Jack Stites, (shareholder of the Company),
 unsecured, interest at 12%, dated December 22,
 2000, due on demand.                                     3,000         3,000


Venture Creations, Inc. (shareholders of the
 Company), unsecured, interest at 10%, dated
 September 20, 2001, due on October 1, 2003.             50,000        50,000

Gary Hanson, (shareholder of the Company),
 unsecured, interest at 12%, dated July 24,
 2001, due on October 24, 2001.                               -        20,000

RCK, LLC, (a shareholder of the Company)
 unsecured, interest at 12%, dated September
 28, 2001, due on demand.                               600,000       600,000

Ed L. Shannon, Jr. and Bruce L Shannon,
 (shareholders of the Company), unsecured,
 interest at 12%, dated August 1, 2001, due
 on August 1, 2002, delinquent.                         200,000       200,000

Robinson Family, LLC, (shareholders of the
 Company), unsecured, interest at 12%, dated
 April 1, 2001, due on April 1, 2002, delinquent.       106,000       106,000


Ronald Davis, (a shareholder of the Company),
 unsecured, interest at 12%, dated December 28,
 2001, due on June 28, 2002, delinquent.                      -        25,000
                                                    -----------   -----------
Subtotal                                           $  1,373,845  $  1,608,594
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                 2002          2001
                                                    -----------   -----------
Subtotal (brought forward)                         $  1,373,845  $  1,608,594

Kyle Baird, (a shareholder of the Company),
 unsecured, interest at 12%, dated November 26,
 2001, due on March 26, 2002.                                 -        25,000

Max Burdick, (a shareholder of the Company),
 unsecured, interest at 12%, dated November 26,
 2001, due on March 1, 2002.                                  -        30,000

Richard Humphries, (a shareholder of the Company),
 unsecured, interest at 12%, dated October 1,
 2001, due on April 1, 2002.                                  -        10,000

Jay Downs, (an officer and shareholder of the
 Company), unsecured, non-interest bearing,
 dated October 15, 2001, due on October 15, 2002,
 convertible to common stock at $0.35 per share.              -        30,320

Kyle Baird, (a shareholder of the Company),
 unsecured, interest at 10%, dated July 5, 2002,
 due on September 30, 2002, delinquent.                  74,000             -

Ronald Davis, (a shareholder of the Company),
 unsecured, interest at 10%, dated July 10, 2002,
 due on December 31, 2002, delinquent.                   79,250             -

Amanda Wright, unsecured, interest at 10%, dated
 January 11, 2002, due on July 11, 2002, delinquent.     10,000             -

Marelko L.C., (a shareholder of the Company),
 unsecured, interest at 12%, dated April 3, 2002,
 due on July 3, 2002, delinquent.                        40,000             -

Jack Stites, (a shareholder of the Company),
 secured by collateral assignment to collectible
 accounts receivables, interest at 12%, dated June
 19, 2002, due on August 18, 2002, delinquent.           40,000             -
                                                    -----------   -----------
Subtotal                                           $  1,617,095  $  1,703,914
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                 2002         2001
                                                    -----------   -----------
Subtotal (brought forward)                         $  1,617,095  $  1,703,914

Jeffrey Matthews, (a shareholder of the Company),
 unsecured, interest at 8%, dated April 24, 2002,
 due on July 20, 2002, delinquent.                       10,403             -

Hyrum L. & Helen Mae Andrus, (shareholders of
 the Company), interest at 8%, dated April 24,
 2002, due on June 24, 2002, delinquent.                 36,002             -

Brent J. Larsen, (a shareholder of the Company),
 unsecured, interest at 10%, convertible to common
 stock at any time after July 18, 2002, dated July
 17, 2002, due on October 17, 2002, delinquent.          50,000             -

Scot & Jan Lythgoe, (shareholders of the Company),
 unsecured, interest at 10%, convertible to common
 stock at any time after August 22, 2002, dated
 August 21, 2002, due on November 21, 2002,
 delinquent.                                             30,000             -

Keven Jensen, (a shareholder of the Company),
 unsecured, interest at 10%, convertible to
 common stock from September 12, 2002 through
 March 11, 2003, dated September 11, 2002,
 due on March 30, 2003.                                  50,000             -

Keven Jensen, (a shareholder of the Company),
 unsecured, interest at 10%, convertible to
 common stock from October 1, 2002 through
 March 11, 2003, dated September 30, 2002,
 due on March 11, 2003.                                  50,000             -

Orion B. & Sue Bishop, (shareholders of the
 Company), unsecured, interest at 10%,
 convertible to common stock from October 1,
 2002 through April 30, 2003, dated September
 30, 2002, due on April 30, 2003.                        12,500             -
                                                    -----------   -----------
Subtotal                                           $  1,856,000  $  1,703,914
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions
                                                    -----------   -----------
Subtotal (brought forward)                         $  1,856,000  $  1,703,914

David L. or Eileen S. Russell, (shareholders of
 the Company), unsecured, interest at 10%,
 convertible to common stock from October 2, 2002
 through April 2, 2003, dated October 1, 2002,
 due on demand.                                          25,000             -

Orion B & Sue Bishop, (shareholders of the
 Company), unsecured, interest at 10%,
 convertible to common stock from October 16,
 2002 through April 15, 2003, due on April 15, 2003.     12,500             -

Jerry Sink, (a shareholder of the Company),
 unsecured, interest at 10%, convertible to common
 stock from October 5, 2002 through April 4, 2003,
 dated October 4, 2002, due on April 4, 2003.            25,000             -

Jerry Sink, (a shareholder of the Company),
 unsecured, interest at 10%, convertible to common
 stock from October 23, 2002 through April 22, 2003,
 dated October 22, 2002, due on April 22, 2003.          12,500             -

Brian S. and Roxanne R. Clark, (shareholders of
 the Company), unsecured, interest at 10%,
 convertible to common stock from October 31, 2002
 through April 30, 2003, dated October 30, 2002,
 due on April 30, 2003.                                   8,111             -

John H. and Holly Zenger, (shareholders of the
 Company), unsecured, interest at 10%, convertible
 to common stock from November 16, 2003 through
 March 15, 2003, dated November 15, 2002,
 due on March 15, 2003.                                  25,000             -

La Jolla Cove Investors, Inc., (a shareholder of
 the Company), unsecured, interest at 8%, convertible
 to common stock, dated December 27, 2002,
 due on demand.                                         150,000             -
                                                    -----------   -----------
Subtotal                                           $  2,114,111  $  1,703,914
                                                    -----------   -----------

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 5 - NOTES PAYABLE (Continued)

Creditor and Conditions                                 2002          2001
                                                    -----------   -----------
Subtotal (brought forward)                         $  2,114,111  $  1,703,594

David J. Stecher, (a shareholder of the Company),
 unsecured, interest at 15%, dated December 18,
 2002, due on March 19, 2003.                            18,070             -
                                                    -----------   -----------
   Total                                           $  2,132,181  $  1,703,914
                                                    ===========   ===========

NOTE 6 - LINES OF CREDIT

At December 31, 2002 and 2001, the Company had $97,000 borrowed on an outstanding line of credit. The line of credit was extended to the Company by a shareholder utilizing his personal line of credit. This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At December 31, 2002, the Company had $3,821 borrowed on an automatic line of credit with America First Credit Union. This credit facility is unsecured, has no stated maturity and bears interest at 9.75%.

At July 19, 2002, the Company secured a $250,000 line of credit with Zion Bank. As of December 31, 2002, the Company has borrowed $250,000. This line of credit was secured by Company assets and carries a stated interest rate of 6.75%, and is due in full on January 19, 2003.


NOTE 7 - LEASE PAYABLE

At March 2002, the Company secured a line of credit with HP/Compaq Financial Services in the amount of $37,606. The Company used $25,826 of this credit to lease computer related equipment for a 36-month period with a $1 buy out option at the end of the lease. The computer related equipment is deemed to be fully depreciated at the end of this lease.


NOTE 8 - LITIGATION

Resolved Litigation

Terrance Dunne
Terrance Dunne, the Company's former auditor, initiated action against the Company for payment of unpaid fees. In response to the allegations, the Company countersued for reimbursement of fees paid for work not performed. In November 2002, the matter was fully settled and resolved with mutual releases being executed by both parties.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 - LITIGATION (Continued)

Resolved Litigation (Continued)

Mid-America Venture Capital Fund, Inc.
Mid-America Venture Capital Funds, Inc. brought action on July 23, 1997 against the Company for failure to pay loans on two promissory notes totaling $35,000. Judgment was awarded on August 4, 1997 for a total of $39,336 including principal, interest, and attorney's fees and costs. The balance owing at December 31, 2001 was included in settlements payable in these financial statements at December 31, 2001 and was fully paid as of December 31, 2002.

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

Danny Wirken
During June 2001, the Company declared a note payable to Danny Wirkin (one of the brokers involved in the selling of Diatect stock, which gave rise to certain litigation for stock manipulation) in the amount of $386,581 and the interest accrued thereon as invalid and void. Legal counsel for the Company further asserted that the obligation has passed the statute of limitations for collection thereon. This resulted in a gain from termination of debt, which was reflected in the financial statements at December 31, 2001. This amount has been reclassified to other income in accordance with FAS 145. (See Note 5.). The Company was considering litigation however, at this time, all consideration of litigation against Danny Wirken has been discontinued.

Current Litigation

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC
In November 1999, the Company's former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest. This judgment remains outstanding and unpaid and is included as a liability on the Company's balance sheet in settlements payable at December 31, 2002 and 2001 in the amount of $40,166.

Ogilvy, Adams & Rinehart
Ogilvy, Adams & Rinehart (Ogilvy) obtained a judgment against Diatect on November 1, 1995 in the sum of $24,346. The entire judgment amount plus attorney's fees and interest thereon is approximately $36,000 and has been included on the Company's balance sheet in settlements payable at December 31, 2002 and 2001. Since mid-1996, there has been no communication with the plaintiff or its attorneys, nor has the plaintiff made any attempt to satisfy or settle this case. The Company plans to negotiate a settlement of this obligation during 2003.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 8 - LITIGATION (Continued)

Current Litigation (Continued)

L. Craig Hunt
L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney's fees. Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543. This judgment is presently outstanding and unpaid. At December 31, 2002 and 2001, $60,543 is included in settlements payable in these financial statements. To date, plaintiffs have made no attempt to collect on this judgment.

George Brink
During December 2000, George Brink was awarded a default judgment in the total amount of $44,648, including interest and legal fees, for the balance due on a promissory note. At this time, active collection on the judgment has not been pursued. The outstanding and unpaid amount is included as a liability on the Company's balance sheet in settlements payable at December 31, 2002 and 2001.

Iver J. Longtieg
Mr. Longtieg is pursuing a claim outside of the Future Title/White Mountain Group. Mr. Longtieg claims an outstanding note for $23,887 plus interest accrued theron. Mr. Longtieg filed a notice of intent to apply for a default judgment, in Boise, Idaho. The Company did not answer the complaint and as a result a potential default judgment is possible. At the current time, Mr. Longtieg has been paid $14,488, and is forbearing until such time as Diatect resolves the issue of the original claim.

Former Officers and Consultant
In September 2000, the Company received notice from two former officers and a former consultant that they intend to bring action for nonpayment of back wages. During May 2001, the Company issued 188,000 shares of its common stock valued at $47,000 ($0.25 per share) to one former officer in full settlement. During August 2001, the Company paid $5,000 to another former officer for settlement with mutual release of his claim for nonpayment of back wages in the amount of $38,500.

Threatened Litigation
On November 15, 2002, the Company received a letter from attorneys representing the Scotts Company and its affiliate, OMS Investments, Inc., claiming ownership of the character and trademark "Freddy the Fire Ant" and demanding that the Company withdraw its application with the U.S. Trademark office to register "Freddy the Fire Ant" as the Company's trademark. The claim alleges trademark infringement and unfair competition. The outcome of this claim is uncertain and no amounts are accrued in the financial statements.

Other Matters
The Company is not aware of any other threatened litigation against it or its subsidiaries. However, there remains a possibility of litigation against Diatect and/or its subsidiaries by creditors.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 9 - COMMON STOCK

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

In November 2002, the Company increased its authorized capital to 1000,000,000 shares of common stock. During the year ended December 31, 2002, the Company issued 2,032,880 shares of its common stock valued at $288,029 in payment of services, 2,507,113 shares of its common stock valued at $503,549 in payment of notes payable and accrued interest and sold 2,945,260 shares of its common stock for $572,065. The Company also sold 600,000 shares of its common stock for $150,000 and exercise of options. See Note 10.

NOTE 10 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2001, the Company sold stock valued at $170,000 and received $100,000. During the year ended December 31, 2002, the Company received $50,000 in payment of the stock subscription. The remaining $20,000 is reflected in the attached financial statements as stock subscription receivable. See Note 8.

NOTE 11 - STOCK OPTIONS

In November 2002, the Company adopted the Diatect International Corporation 2002 Stock Option and Award Plan (the "Plan") under which 3,000,000 shares of Common Stock are available for issuance with respect to awards granted to officers, directors, management and other employees of the Company and/or its subsidiaries. As of December 31, 2002, the Company had issued options for 2,000,000 shares of Common Stock to officers of the Company. None of these options have become vested and therefore are unexercisable at December 31, 2002.

This Plan superceded the 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees. A total of 3,000,000 shares of stock were subject to, or issued pursuant to the terms of the plan.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 11 - STOCK OPTIONS (Continued)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended December 31, 2001: dividend yield of zero percent; expected volatility of thirty percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees and stockholders in the years ended December 31, 2002 and 2001 was $0.08 per option, respectively. The following assumptions were used during the year during the year ended December 31, 2002: dividend yield of zero percent: expected volatility of 98.37%; risk-free interest rate of five percent. Compensation cost charged to operations was $17,279 and $18,890 during the years ended December 31, 2002 and 2001, respectively.

Finance fees charged to other expenses was $66,010 and legal fees charged to operations was $3,985 during the year ended December 31, 2001.

Following is a summary of the status of these performance-based options during the years ended December 31, 2002 and 2001:


                                    Number of Shares
                                                                  Weighted
                                                                   Average
                            2002 Plan    1995 Plan      Total     per Share
                           ----------   ----------   ----------   ----------
Outstanding at
     December 31, 2000              -      499,304      499,304        $0.06
     Granted                        -    1,100,000    1,100,000         0.18
     Exercised                      -     (499,304)    (499,304)        0.06
     Expired/forfeited              -            -            -            -
                           ----------   ----------   ----------   ----------
Outstanding at
   December 31, 2001                -    1,100,000    1,000,000        $0.18
                           ==========   ==========   ==========   ==========
Options Exercisable at
   December 31, 2001                -    1,100,000    1,100,000        $0.18
                           ==========   ==========   ==========   ==========
Weighted average fair
   value of options granted
   during 2001                      -         0.08         0.08
                           ==========   ==========   ==========

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 11 - STOCK OPTIONS (Continued)
                                    Number of Shares
                                                                  Weighted
                                                                   Average
                            2002 Plan    1995 Plan      Total     per Share
                           ----------   ----------   ----------   ----------

Outstanding at
   December 31, 2001                -    1,100,000    1,100,000        $0.18
   Granted                  2,000,000            -    2,000,000         0.13
   Exercised                        -     (600,000)    (600,000)        0.18
   Expired/forfeited                -            -            -            -
                           ----------   ----------   ----------   ----------
Outstanding at
   December 31, 2002        2,000,000      500,000    2,500,000        $0.14
                           ==========   ==========   ==========   ==========
Options exercisable at
   December 31, 2002                -      500,000      500,000        $0.18
                           ==========   ==========   ==========   ==========
Weighted average fair
   value of options
   granted during 2002          $0.13        $   -      $  0.13
                           ==========   ==========   ==========

                                    Number of Shares
                                                                  Weighted
                                                                   Average
                            2002 Plan    1995 Plan      Total     per Share
                           ----------   ----------   ----------   ----------
Exercise Date
-------------
On or before
   December 31, 2004                -      500,000      500,000        $0.10

On or before
   December 31, 2007 and
   after the Company
   attaining $5,000,000
   in gross annual sales      666,667            -      666,667         0.17

On or before
   December 31, 2007 and
   after the Company
   attaining $10,000,000 in
   gross annual sales         666,667            -      666,667         0.17

On or before
   December 31, 2007 and
   after the Company
   attaining $15,000,000 in
   gross annual sales         666,666            -      666,666        $0.17
                           ----------   ----------   ----------   ----------
   Totals                   2,000,000      500,000    2,500,000
                           ==========   ==========   ==========   ==========

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 11 - STOCK OPTIONS (Continued)

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of December 31, 2002.

                           Weighted                               Weighted
                            Average    Contractual                 Average
 Exercise    Number of     Exercise       Life       Number       Exercise
  Prices       Options       Price     (in years)  Exercisable      Price
----------   ----------   ----------   ----------   ----------   ----------
   $0.10        500,000      $0.10         2.00        500,000       $0.10
    0.17        666,667       0.17         2.15              -        0.17
    0.17        666,667       0.17         3.20              -        0.17
    0.17        666,666       0.17         4.42              -        0.17
             ----------   ----------   ----------   ----------   ----------
              2,500,000      $0.15         3.01        500,000       $0.10

NOTE 12 - CONCENTRATION OF RISK

Credit
The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.


NOTE 13 - SETTLEMENTS PAYABLE

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties. These amounts, included in settlements payable at December 31, 2002 and 2001, are as follows:
                                               2002         2001
                                            ----------   ----------
L Craig Hunt                               $    60,543  $    60,543
Mid-America Venture Capital Fund, Inc.               -       33,336
Sloan, Listrom, Eisenbarth,
     Sloan & Glassman, LLC                      40,166       40,166
Ogilvy, Adams & Rinehart                        36,000       36,000
George Brink                                    44,648       44,648
                                            ----------   ----------
                                           $   181,357  $   214,693
                                            ==========   ==========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Futura Title Corporation
During the year ended December 31, 2001, the Company reclassified a note payable to Alliance Title & Escrow acting on the behalf of various individuals. The reclassified amount also included interest accrued thereon to commitments and contingencies for a total amount of $461,605. During the year ended December 31, 2002, the Company obtained releases of liability from several individuals. This resulted in a gain from termination of debt, which is reflected in the financial statements at December 31, 2002. A remaining balance in the amount of $106,620 is included in commitments and contingencies at December 31, 2002. The Company is currently negotiating a settlement agreement on this liability. Although the outcome is uncertain, the Company expects to settle for considerably less.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)
Lease Commitments
In April 2000, the Company entered into a lease agreement for new office facilities in Boise. The agreement called a three-year lease with monthly payments of $820 during the first year, $838 during the second year and $857 during the third year. The Company occupied these facilities from May 1, 2000 through October 1, 2001. The Company negotiated a settlement on the remaining lease in the amount of $2,089, which was paid.

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

IX Group, Inc.
On November 14, 2001, Diatect entered into an agreement with IX Group, Inc. (hereinafter "IXG") whereby Diatect would sell to IXG all of the common stock of a subsidiary, Magic International, Inc. (hereinafter "Magic"), in exchange for approximately 5% of the common stock of Magic after IXG's merger with and into Magic and the post-merger payment of cash. Although Magic was transferred to IXG, IXG subsequently ceased operations and Diatect never received any consideration for the transfer.

The transaction is considered a related party event because IXG's president and principal shareholder is also a shareholder of Diatect. Prior to its transfer to IXG, Magic had no assets or liabilities.

Purchase of Facilities
During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah. During January 2003 and subsequent to the date of these financial statements, the Company completed negotiations for the purchase of its new facilities at a total cost of $875,500. Terms of the financing agreement call for approximately $9,200 in interest only payments at 13% annual interest rate. Under terms of the original agreement, the Company occupied the facilities with no charge until closing. Other terms of the agreement called for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. The Company paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001 and this amount is reflected in the attached financial statements as deposits. During the same period, the Company also secured cash in the amount of $400,000, which is considered restricted for an escrow deposit. These funds were returned to the lender in 2003. The Company occupied the facilities on October 10, 2001.

NOTE 15 - RELATED PARTY TRANSACTIONS
Diatect International Corp. has notes payable to shareholders totaling $1,964,681 and $1,633,851 as of December 31, 2002 and 2001, respectively. See
Note 5.
The Company's assistant secretary performs services as the Company's main legal counsel. Legal services performed by this officer totaled $19,312 and $17,067 for the years ended December 31, 2002 and 2001, respectively, of which $7,570 are included in accounts payable - related party at December 31, 2002.

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)
The Company has employment contracts to pay the Company's president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively. During the year ended December 31, 2002, the Company's president and vice-president of operations received options to purchase 2,000,000 shares of the Company's common stock at $0.17 per share. These options vest when the Company attains various targeted gross annual sales levels. (See Note 11.) During January 2001, the Company's president received a signing bonus of 350,000 options for the purchase of shares of common stock. During the year ended December 31, 2001, the Company also had an employment contract to pay the Company's former president annual compensation of $120,000. See Note 11. Executive compensation totaled $310,568 and $409,937 for the years ended December 31, 2002 and 2001, respectively.

NOTE 16 - MINING PROPERTY

During September 2001, the Company acquired title to unpatented mining claims on a section of land in Malheaur County, Oregon. This property, with proven and probable reserves of diatomaceous earth, is recorded at cost on the Company's balance sheet.

NOTE 17 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA
The Company's operations were classified into two principal reporting segments based upon geographical location during the year ended December 31, 2001. All operations were relocated to Utah during the fourth quarter of fiscal 2001, therefore, no reportable segments are deemed to exist for the year ended December 31, 2002. Separate accounting for each segment for the year ended December 31, 2001 is required due to varying strategies used by the Company in each location.

The table below presents information about the Company's reportable segments during the prior year:
                                     Year Ended December 31, 2001
                          Kansas     Idaho/Utah   Eliminations   Consolidated
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
                                                                 ============

DIATECT INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

NOTE 17 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA (Continued)

Kansas operations, the first reportable segment, performed services including mixing and distribution of pesticide products during early 2001. Idaho operations, the second reportable segment, manufactures product and generates sales revenues.

NOTE 18 - OTHER LIABILITIES

At December 31, 2002, the Company had a $157,767 liability for unpaid federal and state withholding taxes, social security tax, medicare tax and federal and state unemployment taxes. This amount may be subject to penalties and interest.

NOTE 19 - ROYALTIES

During the year ended December 31, 2001, the Company agreed to pay a former distributor royalties equal to $0.10 per pound of product produced. During the year ended December 31, 2002, the Company accrued $113,623 for royalties pursuant to this agreement.

NOTE 20 - SUBSEQUENT EVENTS

Purchase of Facilities
During January 2003 and subsequent to the date of these financial statements, the Company completed negotiations for the purchase of its new facilities at a total price of $875,500. Under the terms of the financing agreement, the Company began making interest only monthly payments in the amount of $9,200. The Company also returned $400,000 of cash restricted for the escrow deposit to the lender. See Note 14.

Note Payable
On January 15, 2003, the Company borrowed $750,000 from George Ann Pope Charitable Trust. The note is secured by an inventory security agreement whereby $0.25 of each dollar of gross proceeds from the sale of inventory is allocated and set aside in a special account for continuing security until the note is paid and bears interest at the rate of 10% per annum. The Company issued 375,000 shares of its common stock as additional consideration for the loan. The note is due on July 15, 2003.