Form 10QSB
period 2003-03-31
DIATECT INTERNATIONAL CORP
filed 2003-05-19
CIK 319124

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2003

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                               46,736,667
---------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2003

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

Diatect International Corp.
Consolidated Balance Sheets
                                                 March 31,
                                                    2003        December 31,
                                                 (Unaudited)        2002
                                                 ------------   ------------
ASSETS

CURRENT ASSETS
 Cash                                           $       3,442  $       4,509
 Cash in escrow                                                      400,000
 Accounts receivable                                  356,954        352,643
 Employee receivable                                    3,016          1,270
 Prepaid interest                                      22,781        108,048
 Prepaid royalties                                      2,486
 Prepaid expenses                                      48,488         56,399
 Inventories                                        1,189,313      1,259,149
                                                 ------------   ------------
   Total Current Assets                             1,626,479      2,182,018
                                                 ------------   ------------
PROPERTY, PLANT AND EQUIPMENT
 Mining property                                          940            940
 Land                                                 150,000
 Building                                             725,500
 Equipment                                            435,043        420,839
 Less accumulated depreciation                       (121,247)       (97,142)
                                                 ------------   ------------
   Total Property, Plant and Equipment              1,190,236        324,637
                                                 ------------   ------------
OTHER ASSETS
 Deposits                                                             28,500
 Investment in EPA labels                           1,736,322      1,736,322
                                                 ------------   ------------
   Total Other Assets                               1,736,322      1,764,822
                                                 ------------   ------------
TOTAL ASSETS                                    $   4,553,038  $   4,271,477
                                                 ============   ============













See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Balance Sheets
                                                 March 31,
                                                    2003        December 31,
                                                 (Unaudited)        2002
                                                 ------------   ------------
LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $   1,331,824  $   1,400,610
 Accounts payable - related party                      11,877         37,710
 Line of credit                                       100,410        351,048
 Lease payable                                         16,792         18,067
 Interest payable                                     339,277        310,434
 Settlements payable                                  181,357        181,357
 Other accrued liabilities                            166,067        190,951
 Royalty payable                                      113,623        113,623

 Notes payable                                      2,228,415      2,132,181
                                                 ------------   ------------
   Total Current Liabilities                        4,489,643      4,735,981
                                                 ------------   ------------

LONG-TERM DEBT
  Mortgage note payable                               847,000
  Lease payable-net of current portion                                 3,392
                                                 ------------   ------------
                                                      847,000          3,392
                                                 ------------   ------------


COMMITMENTS AND CONTINGENCIES                         134,739        134,739
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, no par value; 100,000,000
  shares authorized; 46,736,667 and
  45,013,414 shares issued and outstanding         15,391,958     14,971,327
 Common stock subscribed                              (20,000)       (20,000)
 Stock options                                         36,070         36,070
 Accumulated deficit                              (16,326,373)   (15,590,032)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)              (918,345)      (602,635)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $   4,553,038  $   4,271,477
                                                 ============   ============






See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Statements of Operations
                                        Three Months Ended
                                             March 31,
                                         2003           2002
                                      (Unaudited)   (Audited)
                                     -----------   -----------
REVENUES                          $    130,453   $     46,260

COST OF SALES                           67,639         20,817
                                     -----------   -----------
GROSS PROFIT                            62,814         25,443
                                     -----------   -----------

OPERATING EXPENSES
Salaries, wages and benefits           211,551         99,968
Executive compensation                  53,503         48,462
Registration fees                        9,964         11,025
Depreciation and amortization           24,105         10,970
Legal and professional fees             41,771         24,821
Contract labor                          36,870         34,867
Advertising and promotion               68,610         19,636
Travel and promotion                    43,190         12,836
Bad debts                               45,000         17,450
Other operating expense                 69,065         95,122
                                      -----------   -----------

Total Operating Expenses               603,629        386,002
                                      -----------   -----------
OPERATING LOSS                        (540,815)      (360,559)
                                      -----------   -----------

OTHER INCOME (EXPENSES)
Interest expense                      (195,682)      (63,684)
Miscellaneous                              156            75
                                      -----------   -----------
Total Other Income (Expenses)         (195,526)      (63,609)
                                      -----------   -----------
LOSS BEFORE INCOME TAXES              (736,341)     (424,168)

INCOME TAXES                              -             -
                                     -----------   -----------
NET LOSS                            $ (736,341)   $ (424,168)
                                     ===========   ===========
BASIC AND DILUTED
NET LOSS PER SHARE                  $    (0.02)   $   (0.01)
                                     ===========   ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                    46,187,058    37,916,550
                                     ===========   ===========

See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Cash Flow Statements

                                                                  For the Three Months Ended
                                                                         March 31, 2003

                                                                        2003            2002
                                                                     (unaudited)     (audited)
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $    (736,341) $    (424,168)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation and amortization                                           24,105         10,970
 Issuance of stock for services                                           5,040
Changes in assets and liabilities:
 Cash in escrow                                                         400,000            -
 Accounts receivable                                                     (4,311)        12,236
 Employee receivable                                                     (1,746)           -

 Prepaid interest                                                        85,267         10,276
 Prepaid royalties                                                       (2,486)           245
 Prepaid expenses                                                         7,911            -
 Inventories                                                             69,836       (723,835)
 Deposits                                                                28,500             -
 Accounts payable                                                       (68,786)       559,908
 Accounts payable - related parties                                     (25,833)         5,652
 Bank overdraft                                                               -          5,448
 Interest payable                                                        69,186         32,843
 Other accrued liabilities                                              (24,884)        34,667
                                                                   ------------   ------------
NET CASH FLOWS USED BY OPERATING
ACTIVITIES                                                             (174,542)      (475,758)
                                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant and equipment                             (889,704)       (28,486)
                                                                   ------------   ------------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                            (889,704)       (28,486)
                                                                   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                        3,000        413,565
 Proceeds from stock subscriptions                                            -         50,000
 Payment of settlements                                                       -         (2,000)
 Proceeds from lines of credit                                                _          5,030
 Net payment of lease payable                                            (4,667)             -

 Payments of line of credit                                            (250,638)             -
 Net payments of notes payable                                         (400,516)       (22,500)

 Net proceeds from mortgage payable                                     847,000              -
 Net proceeds from notes payable                                        869,000         60,000
                                                                   ------------   ------------
NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                                            1,063,179        504,095
                                                                   ------------   ------------
NET INCREASE IN CASH                                                     (1,067)         (149)

CASH AT BEGINNING OF PERIOD                                               4,509            888
                                                                   ------------   ------------
CASH AT END OF PERIOD                                             $       3,442  $         739
                                                                   ============   ============

See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Consolidated Cash Flow Statements

                                                                       Three Months Ended
                                                                         March 31, 2003
                                                                      2003           2002
                                                                   (Unaudited)    (audited)
                                                                   ------------   ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Interest expense paid                                             $       6,884  $           -
 Income taxes paid                                                 $           -  $           -

NON-CASH FINANCING ACTIVITIES:
 Issuance of common stock for debt and interest                    $     412,591  $     256,695
 Issuance of stock for services                                    $       5,040  $           -


See condensed notes to interim consolidated financial statements.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
March 31, 2003

NOTE 1   BASIS AND PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by
generally accepted accounting principles for complete financial   statements.
These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended March 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY
These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003, the Company sustained a net loss of $736,341. As of March 31, 2003 the Company's accumulated deficit was $16,326,373. These factors, among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
March 31, 2003

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp's principal business activities primarily consist of developing and marketing pesticide products. Diatect International has its principal business located in Heber, Utah with Manufacturing, Marketing, Sales, and Corporate offices located there. At the beginning of 2003 Diatect International has abandoned all dormant shells to include Enviro-Guard Corporation, Diatect International, Inc. and D.S.D.


NOTE 3   INVENTORIES

Inventories at March 31, 2003 and December 31, 2002 consist of the following:

                                    March 31,              December 31,
                                      2003                    2002
                                  -----------              -----------
Raw Materials                    $     72,696             $     78,169
Packaging Materials                    11,720                   12,874
Finished Goods                      1,104,897                1,168,106
                                  -----------              -----------
   Total                         $  1,189,313             $  1,259,149
                                  ===========              ===========

Finished goods consist of different forms of application of pesticide products.

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
March 31, 2003

NOTE 4   NOTES PAYABLE

All of the Company's notes payable are considered short-term. At March 31, 2003 notes payable consisted of the following:

Creditor and Conditions                                       March 31, 2003
-----------------------                                       --------------
Balance, December 31, 2002                                   $     2,132,181

RCK, LLC, (a shareholder of the Company) unsecured, interest at 12%, dated September 28, 2001, due on demand, paid by
return of funds and issuance of stock.                              (600,000)

Kyle Baird, (a shareholder of the Company), unsecured,
interest at 10%, dated July 5, 2002, due on September 30,
2002, paid by issuance of stock.                                     (74,000)

Ronald Davis, (a shareholder of the Company), unsecured,
interest at 10%, dated July 10, 2002, due on December 31,
2002, paid by issuance of stock.                                     (79,250)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company),
interest at 8%, dated April 24, 2002, due on June 24, 2002,
delinquent, partial payment by issuance of stock.                       (516)

George Ann Pope Charitable Trust, (a shareholder of the
Company), secured by inventory security agreement whereby
$0.25 of each dollar of gross proceeds from the sale of
inventory is allocated and set aside until the note is paid,
interest at 10%, dated January 15, 2003, due on July 15, 2003.       750,000

Stonefield, Inc., secured by deed of trust, interest at
13% with monthly payments of interest only commencing February
17, 2003, dated January 15, 2003, due on January 17, 2005.           847,000

LaJolla Cove Investors, Inc., (a shareholder of the Company), unsecured, interest at 8%, interest only payments monthly,
convertible to common stock, dated March 19, 2003, due
on demand.                                                           100,000
                                                              --------------
   Total                                                     $     3,075,415
                                                              --------------

Less current portion                                               2,228,415
                                                              --------------
Total long term notes payable                                $       847,000
                                                              ==============

Diatect International Corp.
Notes to the Interim Consolidated Financial Statements
March 31, 2003

NOTE 5   LINES OF CREDIT

At July 19, 2002, the Company secured a $250,000 line of credit with Zion Bank. As of December 31, 2002, the Company has borrowed $250,000. This line of credit was secured by Company assets and carries a stated interest rate of 6.75%, and paid in full during January 2003.

NOTE 6   LITIGATION

From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business. Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

The status of pending legal proceedings against the Company is detailed in
Part II, Item 1. Legal Proceedings, later in this report.

NOTE 7   COMMON STOCK

During the three months ended March 31, 2003, the Company issued 1,680,253 shares of its common stock for debt and interest valued at $412,591 and 28,000 shares of its common stock to directors for services valued at $5,040. The stock was valued at it fair market value on the date of issuance. The Company also sold 15,000 shares of its common stock for $3,000 during the same fiscal period.

NOTE 8   STOCK OPTIONS

There were no options exercised or issued during the quarter ended March 31, 2003.

NOTE 9   COMMITMENTS AND CONTINGENCIES

Purchase of Facilities
During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah. During January 2003, the Company completed negotiations for the purchase of its new facilities at a total cost of $875,500. Terms of the financing agreement call for approximately $9,200 in interest only payments at 13% annual interest rate. (See Note 4.) Under terms of the original agreement, the Company occupied the facilities with no charge until closing. Other terms of the agreement called for a down payment of $28,500, escrow deposit in the amount of $384,000 and a letter of credit in the amount of $412,500. The Company paid the down payment of $28,500 during the fourth quarter of the year ended December 31, 2001 and this amount is reflected in the attached financial statements as deposits at December 31, 2002. During the same period, the Company also secured cash in the amount of $400,000, which was considered restricted for an escrow deposit. These funds were returned to the lender in January 2003. The Company has occupied the facilities since October 10, 2001.

NOTE 10   SUBSEQUENT EVENTS

Subsequent to the date of these financial statements, the Company sold 15,000 shares of its common stock for $3,000 cash. Other subsequent stock issuances included 105,105 shares of common stock for debt and interest, 23,000 shares for services, and 35,000 shares as loan incentives.

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

Three Months ended March 31, 2003 compared to March 31, 2002
-----------------------------------------------------------------------------
During the three months ended March 31, 2003 and 2002, our revenues were $130,453 and $46,260, respectively, with costs of sales of $67,639 and $20,817 with gross profits of $62,814 and $25,443. The increase in our revenues in the three months ended March 31, 2003 compared to 2002 is attributable to a number of factors. First, new business has been created with the addition of various key employees. Second, our base business has been broadened with the inclusion of several new distribution networks that are aggressively placing product in their customer base. Third, we have agreements with two new independent distributors, which service the commercial sector in strategic areas.

We feel the 282 percent increase in revenues for the three months period ended March 31 2003 compared to the same periods in the preceeding year is indicative of our future prospects for the balance of the fiscal year.

Operating Expenses. For the three months ended March 31, 2003 and 2002, total operating expenses were $603,629 and $386,002, respectively, for total operating losses of $540,815 and $360,559.

The operating expenses for the three months ended March 31, 2003 were considerably higher than the prior year period for a number of reasons. We had large increases in salaries, wages and benefits of $111,583, which is attributed to increased sales and administrative staffing needed to meet current demands. The majority of this increase is related to the increased frequency of shipping, promotions and advertising (especially due to increased marketing efforts), as well as additional consulting and travel expenses related to those marketing efforts. The company has also taken a conservative stance to account for related bad debts.

Other Income and Expenses. Other income/expenses showed a loss of $195,526 and $63,609, respectively, for the three months ended March 31, 2003 and 2002. Interest expense was the primary component of other expenses for the respective periods and was higher in 2003 due to increased borrowing and debt service.

For the three months ended March 31, 2003 and 2002, we had net losses of $736,341 and $424,168 and loss per share was $0.02 and $0.01, respectively.

Liquidity and Capital Resources
-------------------------------
In the three months ended March 31, 2003, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash. Cash used in operations far exceeded revenues. We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts and we continue to anticipate increases in market development and sales, which will bring us closer to profitability.

At March 31, 2003, we had current assets of $4,553,038, consisting primarily of accounts receivable of $356,954, prepaid interest of $22,781, and $1,189,313 in inventory. We had current liabilities of $4,489,643, consisting primarily of accounts payable of $1,331,824, a line of credit of $100,410, interest payable of $339,277, and current notes payable of $2,228,415, plus other accrued liabilities of $166,067, and other long term debt of $847,000, consisting of the mortgage note payable for the purchase of our facilities. Accordingly, we have a working capital deficit of $2,863,164. At March 31, 2003, we had property, plant and equipment totaling $1,190,236, net of depreciation, and other assets of $1,736,322, consisting primarily of our investment in EPA labels.

Cash used in operations for the quarter ended March 31, 2003 was $174,542. In 2003, our operations have been funded primarily by proceeds from notes payable.

Cash used by investing activities for the quarter ended March 31, 2003 totaled $889,704 for the purchase of property plant, and equipment.

Cash flows from financing activities for the quarter ended March 31, 2003 totaled $1,063,179, consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit. Non-cash financing activities included the issuance of common stock for notes payable and interest totaling $412,591, and issuance of common stock for services totaling $5,040.

On December 27, 2002 Diatect International entered into a 8% convertible debenture to raise operating capital for the ongoing operations of the company. The principal sum of the debenture is $150,000 of which $100,000 was advanced to the company, $50,000 was placed into escrow for the legal and registration fees associated with the potential registration. This registration will include convertible debenture, exercisable warrants. On April 22, 2003, Diatect International received a draft of the registration statement. In reviewing the statement it was determined that revisions needed to be made. It is Diatect International's intent to reduce the number of shares registered and to maintain the exercise option. At the time of this filing Diatect International Board of Directors has not ratified the registration statement.

As a result of our past production increase and delays in scheduled shipments, we currently have over 700,376 finished product units with a potential wholesale value of over $4.1 million. We are continuing to market our products into the wholesale; retail and commercial outlets which is expected to continue to absorb the excess inventory.

During the balance of fiscal year 2003, we may seek working capital from several sources, including the equity markets and private investors.

We believe that in the remainder of fiscal 2003, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program. We have initiated an aggressive marketing campaign to the thousands of small retail stores within Southern region. With our current inventory and our ability to manufacture 60,000 + units per day, we believe we can rapidly meet the potential demand for large quantities of our products.

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

                   ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 14,2003.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

The Company is not aware of any other threatened litigation against it or its subsidiaries.

     ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 2003, we issued 1,680,253 shares of our common stock valued at $412,591 in payment of notes payable and accrued interest. We have sold 15,000 shares of our common stock for cash proceeds of $3,000. We issued 28,000 shares of our common stock to directors and others for services valued at $5,040. The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. (See Consolidated Statements of Stockholders' Equity in the interim financial statements and the notes thereto.)

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

     ITEM 5.  OTHER INFORMATION
     None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8_K
(a)     Exhibits.

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

Date: May 19, 2003

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer /s/ Margie Humpries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 19, 2003

/s/ Jay W. Downs, Director
/s/ David Andrus, Director
/s/ Michael McQuade, Director
/s/ M. Stewart Hyndman, Director
/s/ Frank S. Priestley, Director
/s/ Robert E. Crouch, Director

                              CERTIFICATIONS

I, Jay W. Downs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diatect International Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control.
6. The registrant's other certifying officers and I have indicated in this quarterly report whether of not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                               /S/Jay W. Downs
                                                 Principal Executive Officer
                                                 Principal Financial Officer