Form 10QSB
period 2003-06-30
DIATECT INTERNATIONAL CORP
filed 2003-08-14
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:

June 30, 2003

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-10147

DIATECT INTERNATIONAL CORPORATION

_______________________________________________________________________________

(Name of Small Business Issuer in its charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 S Industrial Parkway, Heber City, Utah 84032

(435) 654-4370

_______________________________________________________________________________

 (Address and telephone number of registrant’s principal executive offices and principal place of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No Par Value	48,558,936
Title of Class	Number of Shares Outstanding as of June 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DIATECT INTERNATIONAL CORP.

FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

Diatect International Corp.

Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS
Cash	$ 2,222	$ 4,509
Cash in escrow	-	400,000
Net accounts receivable	137,288	352,643
Employee receivable	2,055	1,270
Prepaid interest	18,532	108,048
Prepaid expenses	38,448	56,399
Inventories	1,149,565	1,259,149

Total Current Assets	1,348,110	2,182,018

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	-
Building	725,500	-
Equipment	436,323	420,839
Less accumulated depreciation	(144,262)	(97,142)

Total Property, Plant and Equipment	1,168,501	324,637

OTHER ASSETS
Deposits	-	28,500
Investment in EPA labels	1,736,322	1,736,322

Total Other Assets	1,736,322	1,764,822

TOTAL ASSETS	$ 4,252,933	$ 4,271,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 1,148,340	$ 1,400,610
Accounts payable – related party	31,892	37,710
Line of credit	114,299	351,048
Lease payable	12,026	18,067
Bank overdraft	105,681	-
Interest payable	433,402	310,434
Settlements payable	136,709	181,357
Other accrued liabilities	233,192	190,951
Royalty payable	113,623	113,623
Notes payable	2,613,020	2,132,181

Total Current Liabilities	4,943,020	4,735,981

LONG-TERM DEBT
Mortgage note payable	847,000	-
Lease payable-net of current portion	-	3,392

	847,000	3,392

COMMITMENTS AND CONTIGENCIES	130,395	134,739

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 100,000,000 shares authorized;
48,558,936 and 45,013,414 shares issued and outstanding	15,639,130	14,971,327
Common stock subscribed	(20,000)	(20,000)
Stock options	36,070	36,070
Accumulated deficit	(17,322,735)	(15,590,032)

Total Stockholders’ Equity (Deficit)	(1,667,535)	(602,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 4,252,933	$ 4,271,477

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (Unaudited)	2002 (Audited)	2003 (Unaudited)	2002 (Audited)

REVENUES	$ 212,274	$ 116,423	$ 342,727	$ 162,683

COST OF SALES	88,965	45,568	156,604	66,385

GROSS PROFIT	123,309	70,855	186,123	96,298

OPERATING EXPENSES
Salaries, wages and benefits	343,510	136,339	555,061	236,307
Executive compensation	34,422	95,138	113,550	143,600
Registration fees	7,880	-	17,844	11,025
Depreciation and amortization	23,015	19,168	47,120	30,138
Legal and professional fees	17,389	31,496	115,922	78,345
Contract labour	74,151	42,679	54,259	66,361
Advertising and promotion	159,014	66,157	226,584	84,629
Consulting	5,000	56,300	12,500	77,806
Travel and promotion	27,458	14,913	67,620	27,749
Supplies	11,439	70,395	28,844	86,350
Bad debts	24,900	90,136	69,900	107,586
Other operating expense	72,604	122,121	120,831	180,945
Total Operating Expenses	800,782	744,842	1,430,035	1,130,841

OPERATING LOSS	(677,473)	(673,987)	(1,243,912)	(1,034,543)

OTHER INCOME (EXPENSES)
Interest expense	(152,092)	(87,850)	(347,775)	(151,534)
Loss on distribution returns	(141,172)	-	(141,172)	-
Miscellaneous	-	(522)	156	(447)
Total Other Income (Expenses)	(293,264)	(88,372)	(488,792)	(151,981)

LOSS BEFORE INCOME TAXES	(970,737)	(762,356)	(1,732,703)	(1,186,524)

INCOME TAXES	-	-	-	-

NET LOSS	$ (970,737)	$ (762,356)	$ (1,732,703)	$ (1,186,524)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,570,921	40,628,418	46,882,812	38,931,790

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Cash Flow Statements

	Six Months Ended June 30,
	2003 (Unaudited)	2002 (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,732,703)	$ (1,186,524)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	47,120	30,138
Issuance of stock for services	89,550	127,500
Issuance of stock for finance charges	54,190	31,875
Bad debts	69,900	-
Prepaid finance charges paid by issuance of stock	-	21,250
Stock issued for payment of accrued expenses	-	50,103
Changes in assets and liabilities:
Cash in escrow	400,000	-
Accounts receivable	145,455	103,958
Employee receivable	(785)	-
Prepaid interest	89,516	(25,996)
Prepaid royalties	-	5,073
Prepaid expenses	17,951	-
Inventories	109,584	(1,229,186)
Deposits	28,500	-
Accounts payable	20,084	1,289,583
Accounts payable – related parties	5,818	8,282
Interest payable	147,186	37,414
Other accrued liabilities	42,241	72,619

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(478,029)	(663,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(43,984)	(203,521)

NET CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	-	50,000
Payment of settlements	-	(4,000)
Proceeds from lines of credit	-	4,982
Net payment of bank overdraft	105,681	(18,349)
Proceeds from sale of stock	58,000	622,065
Payment of commitments and contingencies	(4,344)	-
Payment of lease payable	(9,433)	-
Payments of line of credit	(236,749)	-
Payments of notes payable	(400,516)	(30,500)
Proceeds from notes payable	1,007,087	242,500

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	519,726	866,698

NET INCREASE (DECREASE) IN CASH	(2,287)	(734)

CASH AT BEGINNING OF YEAR	4,509	888

CASH AT END OF PERIOD	$ 2,222	$ 154

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$ 6,484	$ -
Income taxes paid	$ -	$ -

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for notes payable and interest	$ 409,266	$ 287,059
Issuance of common stock for services	$ 89,550	$ 127,500
Issuance of common stock for prepaid finance charges	$ -	$ 21,250
Issuance of common stock for settlement and interest	$ 56,797	$ -
Issuance of debt for account payable	$ 272,354	$ -
Issuance of common stock for finance charges	$ 54,190	$ 21,875
Property acquired by mortgage	$ 847,000	$ -
Accounts receivable allowance for bad debt	$ 69,900	$ -

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Notes to Condensed Interim Financial Statements

June 30, 2003

NOTE 1 – BASIS AND PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles.  The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2003, the Company sustained a net loss of $1,732,703.  As of June 30, 2003 the Company’s accumulated deficit was $17,322,735.  These factors, among others indicate that the Company may be unable to continue as a going concern for a reasonable period of time.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp was incorporated in the state of California in 1979 as a bank holding corporation.  During 1986, the Company liquidated its subsidiaries and became a dormant “shell” corporation.

On August 22, 1996, the Company changed its name from San Diego Bancorp to Applied Earth Technologies, Inc. to better reflect the Company’s principal business activities, which primarily consist of developing and marketing pesticide products.  The Company later became informed that another corporation already had been authorized to use the name Applied Earth Technologies, Inc. and approval of this name had been granted in error.  In response to this information, the Company changed its name to Diatect International Corp., on June 5, 1998.

The Company’s wholly owned subsidiaries consist of Enviro-Guard Corporation, Diatect International, Inc. and D.S.D., Inc.  Apart from Diatect International, Inc. the Company’s other subsidiaries are inactive.

NOTE 3 – INVENTORIES

Inventories at June 30, 2003 and December 31, 2002 consist of the following:

	June 30, 2003	December 31, 2002

Raw Materials	$ 57,960	$ 78,169
Packaging Materials	15,212	12,874
Finished Goods	1,076,393	1,168,106

Total	$ 1,149,565	$ 1,259,149

Finished goods consist of different forms of application of pesticide products.

NOTE 4 – NOTES PAYABLE

All of the Company’s notes payable are considered short-term.  At June 30, 2003 notes payable consisted of the following:

Creditor and Conditions	June 30, 2003

Balance, December 31, 2002	$ 2,132,181

RCK, LLC, (a shareholder of the Company) unsecured, interest at 12%, dated September 28, 2001, due on demand, paid by return of funds and issuance of stock.	(600,000)

Kyle Baird, (a shareholder of the Company), unsecured, interest at 10%, dated July 10, 2002, due on September 30, 2002, paid by issuance of stock.	(74,000)

Ronald Davis, (a shareholder of the Company), unsecured, interest at 10%, dated July 10, 2002, due on December 31, 2002, paid by issuance of stock.	(79,250)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002, delinquent, partial payment issuance of stock.	(516)

George Ann Pope Charitable Trust, (a shareholder of the Company), secured by inventory security agreement whereby $0.25 of each dollar of gross proceeds from the sale of inventory is allocated and set aside until the note is paid, interest at 10%, dated January 15, 2003, due on July 15, 2003.	750,000

Stonefield, Inc., secured by deed of trust, interest at 13% with monthly payments of interest only commencing February 17, 2003, dated January 15, 2003, due on January 17, 2005.	847,000

LaJolla Cove Investors, Inc., (a shareholder of the Company), unsecured, 8% convertible debenture to common stock, dated March 18, 2003, due on demand.	100,000

Dave Russell, (a shareholder of the Company), unsecured, interest at 10$, dated May 20, 2003, due November 20, 2003.	100,000

Keven Jensen (a shareholder of the Company), unsecured, interest at 10% dated April 25, 2003 due July 24, 2003.	25,000

Orion & Sue Bishop, (a shareholder of the Company), unsecured, interest at 10%, dated September 30, 2002, due on April 15, 2003, paid by issuance of stock.	(12,500)

Orion & Sue Bishop, (a shareholder of the Company), unsecured, interest at 10%, dated September 30, 2002, due on April 15, 2003, paid by issuance of stock.	(12,500)

Compax/Flexpak a vendor of the Company, has converted the account payable to a note with interest at 12% per annum, until paid.	272,354

Brian & Roxanne Clarke, (shareholders of the Company), unsecured, interest at 10%, dated June 25, 2003, due on demand.	1,555

Jay Downs, (a shareholder of the Company), interest at 10%, dated June 5, 2003, due on demand.	5,000

Total	3,460,856
Less current portion	1,616,856

Total long term notes payable	$ 847,000

NOTE 5 – LINES OF CREDIT

At July 19, 2002 the Company secured a $250,000 line of credit with Zion Bank.  As of December 31, 2002, the Company had borrowed $250,000.  This line of credit was secured by Company assets and carried a stated interest rate of 6.75%, and was paid in full during January 2003.

NOTE 6 – LITIGATION

From time to time the Company is subject to various legal proceedings that arise in the ordinary course of business.  Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

The status of legal proceedings against the Company is detailed in Part II Item 1, Legal Proceedings, later in the report.

NOTE 7 – COMMON STOCK

During the six months ended June 30, 2003, the Company issued 3,545,522 shares of its common stock.  For debt and interest valued at $520,253, the company issued 2,352,445 shares.  The Company also issued 55,000 shares of its common stock to directors for services valued at $8,550.  There were 673,077 shares issued to employees, consultants and others for services valued at $81,000.  The stock was valued at it fair market value on the date of issuance.  The Company also sold 465,000 shares of its common stock for $58,000 during the same fiscal period.

NOTE 8 – STOCK OPTIONS

There were no options exercised or issued during the six months ended June 30, 2003.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

G.A. Pope Charitable Trust Note Payable

In the first quarter of 2003, the Company borrowed $750,000 from a privately held trust.  One of the underlying loan covenants with the trust provides that the Company shall set aside a portion of its gross sales proceeds until the note is paid.  At June 30, 2003, the Company had not complied with aforementioned loan covenant.  In the third quarter of 2003, the Company is renegotiating the loan covenant and loan maturity with the trust.

NOTE 10 – DISTRIBUTION RETURNS

Loss on distribution returns

In the second quarter of 2003, the Company requested the return of product from a class of customers, (Future Farmers of America chapters in the State of Texas), because the Company had some concerns regarding inappropriate product storage conditions by customers and the related expected impact on product efficiency.  Therefore, upon receipt of this product, the Company recorded a loss on distribution and product returns of $174,150.  This amount consists of the write-off of the related customer receivables, offset by the recording of reusable inventory materials of $32,978.

NOTE 11 – SUBSEQUENT EVENTS

On August 12th 2003, the Company entered in to a letter of intent with Diatomaceous Earth Deposits of Virginia to purchase 90% of Diatect International’s diatomaceous earth mining site in Oregon for $31.1 million.  At the current time, Diatect expects to finalize the transaction on or before September 15, 2003.  Diatomaceous Earth Deposits of Virginia is a corporation co-owned by Michael P. McQuade (an outside director of Diatect).  Initial terms of the agreement call for Diatect to receive annual payments of approximately $1.9 million per year beginning in September 2005 and continuing for a period of fifteen years thereafter.  Other terms will be negotiated prior to the scheduled closing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements

This report may contain “forward-looking” statements.  Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of the plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words “anticipate,” “expect,” “may,” “project,” “intend” or similar expressions.

Six Months ended June 30, 2003 compared to June 30, 2002

During the six months ended June 30, 2003 and 2002, our revenues were $342,727 and $162,683, respectively, with costs of sales of $156,604 and $66,385 with gross profits of $186,123 and $96,298.  The increase in our revenues in the six months ended June 30, 2003 compared to 2002 can be attributable to market awareness and increased sales staff.  Brand awareness has been very promising for future growth of Diatect’s Results Brands.

We feel the 211 percent increase in revenues for the six months period ended June 30, 2003 compared to the same period in the preceding year is indicative of our future prospects for the balance of the fiscal year.

Operating Expenses.  For the six months ended June 30, 2003 and 2002, total operating expenses were $1,430,035 and $1,130,841, respectively, for total operating losses of $1,243,912 and $1,034,543.

The operating expenses for the six months ended June 30, 2003 were slightly higher than the prior year period for a number of reasons.  We continue to market and advertise our products heavily in the southern region and in doing so, we had a large increase in salaries, wages and benefits of $318,754, which is attributed to increased sales and administrative staffing needed to meet current demands.  The majority of this increase is related to the increased frequency of shipping, promotions and advertising (especially due to increased marketing efforts), as well as additional consulting and travel expenses related to those marketing efforts.  The Company has also taken a conservative stance to account for related bad debts.

Other Income and Expenses.  Other income/expenses showed a loss of $488,792 and $151,981, respectively, for the six months ended June 30, 2003 and 2002.  Interest expense was the primary component of other expenses for the respective periods and was higher in 2003 due to increased borrowing and debt service.

In the second quarter of 2003, we requested the return of product from a class of customers, (Future Farmers of America chapters in the State of Texas) because we had some concerns regarding inappropriate product storage conditions by customers and the related expected impact on product efficiency.  Therefore, upon receipt of this product, the Company recorded a loss on distribution and product returns of $141,172

For the six months ended June 30, 2003 and 2002, we had net losses of $1,732,703 and $1,186,524 and loss per share was $0.04 and $0.03, respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2003, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash.  Cash used in operations far exceeded revenues.  We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts and we continue to anticipate increases in market development and sales, which will bring us closer to profitability.

At June 30, 2003, we had current assets of $1,348,110, consisting primarily of accounts receivable of $137,288, prepaid interest of $18,532, and $1,149,565 in inventory.  We had current liabilities of $4,943,020, consisting primarily of accounts payable of $1,148,340, a line of credit of $114,299, interest payable of $433,402, and current notes payable of $2,613,856, plus other accrued liabilities of $233,192.  Accordingly, we have a working capital deficit of $1,667,535.  At June 30, 2003, we had property, plant and equipment totaling $1,168,501, net of depreciation, and other assets of $1,736,322, consisting primarily of our investment in EPA labels. At June 30, 2003, the Company had long term debt of $847,000, consisting of the mortgage note payable for the purchase of our facilities.

Cash used in operations for the six months ended June 30, 2003 was $478,029.  In 2003, our operations have been funded primarily by proceeds from notes payable.

Cash used by investing activities for the six months ended June 30, 2003 totaled $43,984 for the purchase of property plant, and equipment.

Cash flows from financing activities for the six months ended June 30, 2003 totaled $519,726, consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit.  Non-cash financing activities included the issuance of common stock for notes payable, interest, issuance of debt for accounts payable and securing a mortgage of $897,000 for our facilities and issuance of common stock for services totaling $89,550.

On December 27, 2002 Diatect International entered into a negotiation for a 8% convertible debenture to raise operating capital for the ongoing operations of the Company.  The principal sum of the debenture is $150,000 of which $100,000 was advanced to the Company, $50,000 was placed into escrow for the legal and registration fees associated with the potential registration. This registration will include convertible debenture, exercisable warrants.  On April 22, 2003, Diatect International received a draft of the registration statement. On August 4, 2003 the board of directors ratified the filing of the registration statement with revisions.  At the current time the Company’s legal council is preparing the registration statement

As a result of our past production increase and delays in scheduled shipments, we currently have over 677,556 finished product units with a potential wholesale value of over $3.9 million. We are continuing to market our products into the wholesale, retail and commercial outlets which are expected to continue to absorb the excess inventory.

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

ITEM 2. CHANGES IN SECURITIES

During the six months ended June 30, 2003, we issued 2,352,445 shares of our common stock valued at $520,253 in payment of notes payable and accrued interest.  We have sold 465,000 shares of our common stock for cash proceeds of $58,000.  We issued 55,000 shares of our common stock to directors and others for services valued at $8,550, we issued 673,077 shares of our common stock valued at $81,000 in payment consultants and employees for services rendered.  The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  (See Consolidated Statements of Stockholders’ Equity in the interim financial statements and the notes thereto.)

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

Date: August 11, 2003

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 11, 2003

/s/ Jay W. Downs, Director

/s/ David Andrus, Director

/s/ Michael McQuade, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank S. Priestley, Director

/s/ Robert E. Crouch, Director