Form 10QSB
period 2003-09-30
DIATECT INTERNATIONAL CORP
filed 2003-11-14
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:

September 30, 2003

[     ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  0-10147

DIATECT INTERNATIONAL CORP.

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

Yes

[ X ]

No

[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No Par Value	50,334,485
Title of Class	Number of Shares Outstanding as of September 30, 2003

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

DIATECT INTERNATIONAL CORP.

Consolidated Balance Sheets

September 30, 2003 (Unaudited)	December 31, 2002

ASSETS

CURRENT ASSETS
Cash	$ 1,898	$ 4,509
Cash in escrow	-	400,000
Accounts receivable, net of allowance for uncollectible accounts	166,255	3525,643
Employee receivable	1,805	1,270
Prepaid interest	15,067	108,048
Prepaid expenses	14,698	56,399
Inventories	1,068,892	1,259,149

Total Current Assets	1,268,615	2,182,018

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	-
Building	725,500	-
Computer equipment & software	76,371	62,917
Office furniture & equipment	62,599	60,568
Manufacturing equipment	297,354	297,354
Less accumulated depreciation	(166,641)	(97,142)

Total Property, Plant and Equipment	1,146,123	324,637

OTHER ASSETS
Note receivable – related party	15,562,800	-
Deposits	-	28,500
Patents	3,500	-
Investments in EPA labels	1,736,322	1,736,322

Total Other Assets	17,302,622	1,764,822

TOTAL ASSETS	$ 19,717,360	$ 4,271,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 1,331,731	$ 1,400,610
Accounts payable – related party	128,607	37,710
Lease payable	12,026	18,067
Line of credit	113,976	351,048
Bank overdraft	59,034	-
Interest payable	456,685	310,434
Settlements payable	136,709	181,357
Other accrued liabilities	256,631	190,951
Royalty payable	113,623	113,623
Notes payable	2,814,002	2,132,181
Related party notes payable	120,734	-

Total Current Liabilities	5,423,024	4,735,981

LONG-TERM DEBT
Mortgage note payable	847,000	-
Lease payable – net of current portion	-	3,392

847,000	3,392

COMMITMENTS AND CONTIGENCIES	123,895	134,739

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 100,000,000 shares authorized;
50,334,485 and 45,013,414 shares issued and outstanding	15,845,140	14,971,327
Common stock subscribed	(20,000)	(20,000)
Stock options	36,070	36,070
Accumulated deficit	(2,537,769)	(15,590,032)

Total Stockholders’ Equity (Deficit)	13,323,440	(602,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 19,717,360	$ 4,271,477

See condensed notes to interim consolidated financial statements.

DIATECT INTERNATIONAL CORP.

Consolidated statements of Operations

For the Three Months Ended September 30,	For the Nine Months Ended September 30,

2003 (Unaudited)	2002 (Unaudited)	2003 (Unaudited)	2002 (Unaudited)

REVENUES	$ 241,084	$ 424,450	$ 583,811	$ 587,133

COST OF SALES	88,239	98,333	244,843	164,718

GROSS PROFIT	152,845	326,117	338,968	422,415

OPERATING EXPENSES
Salaries, wages & benefits	314,901	233,459	869,962	469,766
Executive compensation	68,615	60,693	185,165	204,293
Registration fees	12,621	6,797	30,465	17,822
Depreciation and amortization	22,378	17,186	69,499	47,324
Contract labor	8,997	-	63,256	66,361
Legal and professional fees	48,733	47,960	164,655	126,305
Advertising and promotion	73,944	91,181	300,528	212,090
Consulting	25,000	20,700	37,500	98,506
Travel & entertainment	28,599	22,202	96,220	58,703
Supplies	2,732	30,899	31,576	117,249
Bad debts	18,300	1,065	88,200	108,652
Other operating expense	82,230	20,074	203,060	155,984

Total Operating Expenses	707,050	552,216	2,137,086	1,683,055

OPERATING LOSS	(554,205)	(226,099)	(1,798,118)	(1,260,640)

OTHER INCOME (EXPENSES)
Sale of mining property	15,562,800	-	15,562,800	-
Interest expense	(237,986)	(182,718)	(585,605)	(334,250)
Settlement of other expenses	-	-	(141,172)	-
Contributions	-	(23,414)	-	(23,414)
Miscellaneous	14,358	483	14,358	34

Total Other Income (Expenses)	15,339,172	(205,649)	14,850,381	(357,630)

NET INCOME (LOSS) BEFORE INCOME TAXES	14,784,967	(431,748)	13,052,263	(1,618,270)
NET INCOME TAXES	-	-	-	-

NET LOSS	$ 14,784,967	$ (431,748)	$ 13,052,263	$ (1,618,270)

BASIC AND DILUTED NET LOSS PER SHARE	$ 0.30	$ (0.01)	$ 0.27	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	49,794,334	41,512,331	47,951,328	40,038,428

See condensed notes to interim consolidated financial statements.

DIATECT INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30,

2003 (Unaudited)	2002 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 13,052,263	$ (1,618,272)
Adjustments to reconcile let loss to net cash used by operating activities:
Depreciation and amortization	69,499	47,324
Donation of building	-	23,164
Issuance of stock for services	121,010	130,620
Issuance of stock for finance charges	168,381	141,690
Issuance of stock for expenses	13,760	151,700
Issuance of debt for expenses	63,675	-
Bad debts	88,200	-
Prepaid finance charges paid by issuance of stock	-	21,250
Revenue recognized on receipt of notes receivable	(15,562,800)	-
Changes in assets and liabilities:
Cash in escrow	400,000	-
Accounts receivable	98,188	(195,639)
Employee receivable	(535)	-
Prepaid interest	92,981	17,903
Prepaid royalties	-	17,809
Prepaid expenses	41,701	-
Inventories	190,257	(1,074,087)
Deposits	28,500	-
Accounts payable and accrued expenses	520,928	1,206,150
Accounts payable – related parties	90,897	14,452
Other accrued liabilities	65,680	122,102

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(457,415)	(993,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(43,984)	(234,960)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(43,984)	(234,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of settlements	-	(33,336)
Proceeds from lines of credit	-	246,941
Proceeds from lease payable	-	25,826
Proceeds from bank overdraft	(59,034)	(22,268)
Proceeds from sale of stock	78,000	622,065
Commitments and contingencies	(10,844)	(1,000
Payment of lease payable	(9,433)	-
Net change of line of credit	(237,072)	-
Payments of notes payable	(417,716)	(70,306)
Proceeds from notes payable	1,154,887	475,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	498,788	1,242,922

NET INCREASE (DECREASE IN CASH	(2,611)	14,128

CASH AT BEGINNING OF YEAR	4,509	888

CASH AT END OF PERIOD	$ 1,898	$ 15,016

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest expense paid	$ 6,484	$ 1,449
Income taxes paid	$ -	$ -

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for notes payable and interest	$ 449,625	$ -
Issuance of common stock for services	$ 121,010	$ 130,620
Issuance of common stock for prepaid finance charges	$ -	$ 21,250
Issuance of debt for account payable	$ 56,797	$ 409,799
Issuance of common stock for settlement and interest	$ 288,628	$ -
Issuance of common stock for finance charges	$ 168,381	$ 51,700
Donation of building	$ -	$ 23,164
Property acquired by mortgage	$ 847,000	$ -
Revenue recognized on receipt of notes receivable	$ (15,562,800)	$ -

See condensed notes to interim consolidated financial statements.

DIATECT INTERNATIONAL CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2003

NOTE 1 – BASIS AND PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in United States of America.  The unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2002.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with accounting principles generally accepted in United States of America, requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

GOING CONCERN UNCERTAINTY

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2003, the Company sustained income of $13,052,263.  As of September 30, 2003 the Company’s accumulated deficit was $2,537,769.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

Restatement and Reclassification

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $6,300,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003.  The significant components of the deferred tax asset at September 30, 2003 and December 31, 2002 were as follows:

September 30, 2003	December 31, 2002

Net operating loss carryforward	$ 16,027,764	$ 13,613,975
Current year-to-date (income) loss	(13,052,263)	1,970,222
Less: Installment sale income from mine property	15,562,800	-
Tax amortization for intangible assets	212,409	-
Compensation paid with stock	(40,010)	(218,109)

Deferred tax asset	6,361,638	5,225,470
Deferred tax asset valuation allowance	$ (6,361,638)	$ (5,224,470)

At September 30, 2003, the Company has net operating loss carryforwards of approximately $18,700,000, which expire in the years 2005 through 2022.  The Company recognized approximately $40,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2002 to September 30, 2003 was $1,137,168.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp. was incorporated in the State of California in 1979.

The Company’s wholly owned subsidiaries have been abandoned.

NOTE 3 – INVENTORIES

Inventories at September 30, 2003 and December 31, 2002 consist of the following:

September 30, 2003	December 31, 2002

Raw Materials	$ 56,905	$ 78,169
Packaging Materials	14,949	12,874
Finished Goods	997,038	1,168,106

Total	$ 1,068,892	$ 1,259,149

Finished goods consist of different forms of packaged products for use in pesticide applications.

NOTE 4 – NOTES PAYABLE

All of the Company’s notes payable are considered short-term.  At September 30, 2003 notes payable consisted of the following:

Creditor and Conditions	September 30, 2003

Balance, December 31, 2002	$ 2,132,181

RCK, LLC, (a shareholder of the Company) unsecured, interest at 12%, dated September 28, 2001, due on demand, paid by return of $400,000 of funds and issuance of 644,715 shares of the Company’s common stock at $0.34 per share for $200,000 principal and $19,000 interest expense.	(600,000)

Kyle Baird, (a shareholder of the Company), unsecured, interest at 10%, dated July 5, 2002, due on September 30, 2002, paid by issuance of 318,955 shares of the Company’s common stock at $0.24 per share for $74,000 principal and $2,842 accrued interest.	(74,000)

Ronald Davis, (a shareholder of the Company), unsecured, interest at 10%, dated July 10, 2002, due on December 31, 2002, paid by issuance of 341,583 shares of the Company’s stock at $0.23 per share.	(79,250)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on September 24, 2002, delinquent, partial payment.	(516)

George Ann Pope Charitable Trust, (a shareholder of the Company), secured by inventory security agreement whereby $0.25 of each dollar of gross proceeds from the sale of inventory is allocated and set aside until the note is paid, 375,000 shares of stock at $0.10 per share issued for additional consideration as interest expense, interest at 10%, dated January 15, 2003, due on July 15, 2003.	750,000

Stonefield, Inc., secured by deed of trust, interest at 13% with monthly payments of interest only commencing February 17, 2003, dated January 15, 2003, due on January 17, 2005.	847,000

LaJolla Cove Investors, Inc., (a shareholder of the Company), unsecured, 8% convertible debenture convertible to common stock, dated March 18, 2003, due on demand.	100,000

Dave Russell, (a shareholder of the Company), unsecured, interest at 10$, dated May 20, 2003, due November 20, 2003.	100,000

Keven Jensen (a shareholder of the Company), unsecured, interest at 10% dated April 25, 2003 due July 24, 2003, delinquent.	25,000

Orion & Sue Bishop, (a shareholder of the Company), unsecured, interest at 10%, dated September 30, 2002, due on April 15, 2003, paid by issuance of 52,553,shares of the Company’s common stock at $0.25 per share for principal, $315 accrued interest and $325 interest expense.	(12,500)

Orion & Sue Bishop, (a shareholder of the Company), unsecured, interest at 10%, dated September 30, 2002, due on April 15, 2003, paid by issuance of 52,552,shares of the Company’s common stock at $0.25 per share for principal, $264 accrued interest and $374 interest expense.	(12,500)

Compax/Flexpak a vendor of the Company, has converted the account payable balance to an unsecured note with interest at 12% per annum, until paid.	272,354

Brian & Roxanne Clarke, (shareholders of the Company), unsecured, interest at 10%, dated June 25, 2003, due on demand.	6,532

Brian & Roxanne Clarke, (shareholders of the Company), unsecured, interest at 10%, dated June 25, 2003, due on demand.	1,555

Jay Downs, (a shareholder of the Company), interest at 10%, dated June 5, 2003, due on demand.	5,000

Dave Russell, (a shareholder of the Company), unsecured, interest at 10%, dated July 7, 2003, due January 7, 2003, delinquent.	10,000

Gary Hanson, (a shareholder of the Company), unsecured, interest at 10%, dated July 1, 2003, due on demand.	6,000

Amanda Wright, (a shareholder of the Company), unsecured, interest at 10%, dated January 11, 2002, due on July 11, 2002, paid by issuance of cash.	(9,000)

Hyrum L. & Helen Andrus, (shareholders of the Company), unsecured, interest at 10%, dated June 25, 2002, due on demand, renegotiate the note for another six months beginning July 10, 2003.  All prior interest and original note was converted to a new note.

(35,485) 38,000

Jeffrey Mathews (a shareholder of the Company), unsecured, interest at 8%, dated July 3, 2002, due on January 15, 2003, paid by issuance of 58,815 shares of the Company’s common stock at $0.20 per share for principal and interest	(10,403)

Orion Bishop, (a shareholder of the Company), unsecured, interest at 10%, dated September 18, 2003 due March 18, 2004.	30,000

Brian & Roxanne Clark, (shareholders of the Company), unsecured, interest at 10%, dated June 25, 2003 due on demand, paid by issuance of cash.	(2,200)

George Anne Pope Charitable Trust, (a shareholder of the Company), unsecured, interest at 10%, dated January 15, 2003 due on July 15, 2003, renegotiated the note for another six months dated July 16, 2003.  All prior interest and original note was converted to a new note.

(750,000) 787,500

Max E. Sluga, (a shareholder of the Company), unsecured, interest at 10%, dated July 28, 2003 due January 28, 2004	20,000

Dave H. Andrus, (a shareholder of the Company), unsecured, interest at 10%, due December 31, 2005	104,934

Jay Downs, (a shareholder of the Company), unsecured, interest at 10%, due December 31, 2005	10,800

Total	3,661,002
Less current portion	2,814,002

Total long term notes payable	$ 847,000

NOTE 5 – LINES OF CREDIT

At July 19, 2002, the Company secured a $250,000 line of credit with Zion’s Bank.  As of December 31, 2002, the Company had borrowed $250,000.  This line of credit was secured by Company assets and carried a stated interest rate of 6.75%, and was paid in full during January 2003.

NOTE 6 – LITIGATION

From time to time, the Company is subject to various legal proceedings that arise in the ordinary course of business.  Although the Company cannot predict the outcome of these proceedings with certainty, the Company does not believe that the disposition of these matters will have a material adverse affect on its financial position, results of operations or cash flows.

The status of legal proceedings against the Company is detailed in Part II Item 1, Legal Proceedings, later in the report.

NOTE 7 – COMMON STOCK

During the nine months ended September 30, 2003, the Company issued 5,321,071 shares of its common stock.  For debt and interest valued at $674,803, the company issued 3,779,494 shares.  The Company also issued 80,000 shares of its common stock to directors for services valued at $12,550.  There were 896,577 shares issued to employees, consultants and others for services valued at $108,460.  The stock issued was valued at its fair market value on the dates of issuance.  The Company also sold 565,000 shares of its common stock for $78,000 in cash during the same fiscal period.

Berlin Stock Exchange

On September 23, 2003, the Company was granted permission to trade its shares on the Third Market Segment of the Berlin Stock Exchange.

NOTE 8 – STOCK OPTIONS

There were no options exercised or issued during the quarter ended September 30, 2003.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Purchase of Facilities

During October 2001, the Company relocated both its office and operating facilities to Heber City, Utah.  During January 2003, the Company completed negotiations for the purchase of its new facilities at a total cost of $875,500.  Terms of the agreement include the Company’s assumption of an interest-only two-year mortgage in the amount of $847,000, with payments of $9,200 per month at 13% annual interest rate. Under terms of the original agreement, the Company occupied the facilities with no charge until closing.  Other terms included a cash down payment of $28,500 during the fourth quarter of the year ended December 31, 2001, which is reflected in the attached financial statements as deposits at December 31, 2002.  During the same period, the Company also secured cash in the amount of $400,000, which was considered restricted for an escrow deposit.  These funds were returned to the lender in January 2003.  The Company has occupied the facilities since October 10, 2001.

G.A. Pope Charitable Trust Note Payable

In the first quarter of 2003, the Company borrowed $750,000 from a privately held trust. The Company renegotiated the terms of the loan covenant and extended the loan maturity to January 16, 2004.

NOTE 10 – DISTRIBUTION RETURNS

Loss on distribution returns

In the second quarter of 2003, the Company requested the return of product from a class of customers, (Future Farmers of America chapters in the State of Texas) because the Company had some concerns regarding inappropriate product storage conditions by customers and the related expected impact on product efficiency.  Therefore, upon receipt of this product, the Company recorded a loss on distribution and product returns of $174,150.  This amount consists of the write-off of the related customer receivables, offset by the recording of reusable inventory materials of $32,978.

NOTE 11 – SALE OF MINING RIGHTS

On September 10, 2003, the Company successfully completed a transaction whereby it sold 90% of its rights to a diatomaceous earth mining site in Oregon to a related party, a LLC principally owned by a Diatect director, for a $31.1 million note.  Prior to the transaction, the Company obtained letters of appraisal from consulting geologists in support of the transaction sale price.  Under the terms of the agreement, Diatect will begin receiving annual note principal payments of $1,945,350 per year plus interest at 8% per annum for sixteen consecutive years beginning with the first scheduled payment in September 2005.

The Company’s note is secured by a sale and purchase agreement wherein the purchaser obligates itself to certain conditions including the payment to Diatect of ascending royalties based on the sales of mined product.

In recording the transaction after lengthy consideration, the Company opted to initially discount the face value of the note received.  The note was recorded at $15,562,800, with the related entry to other income in the Company’s statement of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Nine Months ended September 30, 2003 compared to September 30, 2002

During the nine months ended September 30, 2003 and 2002, our revenues were $583,811 and $587,133, respectively, with costs of sales of $244,843 and $164,718 with gross profits of $338,968 and $422,415.  During the three months ending September 30, 2003 and 2002 our revenues were $241,084 and $424,450 respectively.  A third quarter decrease in comparative revenue of $183,367 is attributed to two factors.  The one time return of product from the Future Farmers of America that was originally booked in the third quarter of 2002. Also the fundraising groups have the option of fulfilling the signed contract in the fall or the spring, many have opted to start in the spring rather than the fall because of allowable time in the spring.  Our fall revenue is carried into the first half of 2004.  The increase in the cost of sales is due the increase of promotional product being distributed in conjunction with marketing efforts.  In the current year, the company has begun to broaden its customer base in the government and agricultural areas to diversify our revenues.  Brand awareness has been very promising for future growth of Diatect’s Results Brands.

Management expects an even comparison in revenues in the fourth quarter of 2003 as compared to the fourth quarter of 2002

Operating Expenses.  For the nine months ended September 30, 2003 and 2002, total operating expenses were $2,137,086 and $1,683,055, respectively, for total operating losses of $1,798,118 and $1,260,640.

The majority of this increase is related to the increased frequency of shipping, promotions and advertising (especially due to increased marketing efforts), as well as additional consulting and travel expenses related to those marketing efforts.  We continue to market and advertise our products heavily in the southern part of the U.S. and in doing so, we had a increase in salaries, wages and benefits of $869,962, which is attributed to a solid customer base sales and administrative staffing needed to meet current demands

Other Income and Expenses.  On September 10th 2003 we closed on the “Sale and Purchase Agreement” with Diatomaceous Earth Deposits of Virginia, LLC for $31,125,600 in the form of a Promissory Note, with 8% interest per annum and the first payment not due until September 1, 2005.  After careful consideration and given the early stage of the transaction we have opted to realize $15,562,800 on the balance sheet while reserving all further gain for realization as future revenue.

Other income/expenses showed a gain of $14,850,381 for the nine months ended September 30, 2003 principally because of the inclusion of $15,562,800 of income from the aforementioned mining property sale.  Other income/expense for the nine months ended September 30, 2002 was a loss of  $357,630 substantially due to expenditures on interest expense.  For the nine months ended September 30, 2003, we had net income of $13,052,263 and net income per share of $0.30 in contrast to the prior year corresponding period’s loss of $1,618,270 and net loss per share of $0.04.

Liquidity and Capital Resources

In the nine months ended September 30, 2003, our liquidity was substantially derived from the issuance of notes payable.  Cash used in operations exceeded revenues.  We continue to anticipate increases in market development and sales, which will bring us closer to profitability.

At September 30, 2003, we had current assets of $1,268,615, consisting principally of $166,255 in accounts receivable and $1,068,892 in inventory.  We had current liabilities of $5,423,024, consisting primarily of trade accounts payable of $1,331,731, a line of credit of $113,976, interest payable of $456,685, and current notes payable of $2,693,268. Long term debt of $847,000, consists of the mortgage note payable for the purchase of our facilities.  Accordingly, we have a working capital deficit of $4,154,409.  At September 30, 2003, we had property, plant and equipment totaling $1,146,123, net of depreciation, and other assets of $17,302,622, consisting primarily of our $1,736,322 investment in EPA labels and our note receivable of $15,562,800.

Cash flows from financing activities for the quarter ended September 30, 2003 totaled $498,788, consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit.  Non-cash financing activities included the issuance of common stock for notes payable, interest and services, issuance of debt for accounts payable and securing a mortgage for our facilities totaling $847,000.

On December 27, 2002 Diatect International entered into a 8% convertible debenture to raise operating capital for the ongoing operations of the company.  On August 26th 2003 the registration statement was filed.  On September 30th 2003 the Securities and Exchange responded with 129 review comments.  Management has been working to respond within the current quarter.

As a result of our past production increase and delays in scheduled shipments, we currently have over 677,556 finished product units with a potential wholesale value of over $3.9 million. We are continuing to market our products into the wholesale; retail and commercial outlets which is expected to continue to absorb the excess inventory.

As we continue to aggressively market our Results and Diatect lines, we may seek other working capital, we plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets.  Accordingly, we anticipate more revenue from the sale of our products than we have received in the past.

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

ITEM 2.  CHANGES IN SECURITIES

During the nine months ended September 30, 2003, we issued 5,321,071 shares of our common stock valued at $873,813 in payment of notes payable and accrued interest.  We have sold 565,000 shares of our common stock for cash proceeds of $78,000.  We issued 80,000 shares of our common stock to directors and others for services valued at $12,550, we issued 896,577 shares of our common stock valued at $108,460 in payment of consultants and employees for services rendered. We issued 3,779,494 shares of our common stock for debt and interest valued at $674,803. The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  (See Consolidated Statements of Stockholders’ Equity in the interim financial statements and the notes thereto.)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit  99.1 -  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 99.2 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DIATECT INTERNATIONAL CORPORATION

Date: November 14, 2003

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: November 14, 2003

/s/ Jay W. Downs, Director

/s/ David Andrus, Director

/s/ John L. Runft, Director

/s/ Michael McQuade, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank S. Priestley, Director