Form 10KSB
period 2003-12-31
DIATECT INTERNATIONAL CORP
filed 2004-04-14
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission File Number: 0-10147

DIATECT INTERNATIONAL CORPORATION

_______________________________________________________________________

(Exact name of registrant as specified in charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

875 S Industrial Parkway, Heber City, Utah 84032

_______________________________________________________________________

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (435) 654-4370

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

State the issuer's revenues for its most recent fiscal year:  $742,160.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. At March 2, 2004, the aggregate market value of our voting stock held by non-affiliates was $11,147,966 based on 55,739,831 shares held by non-affiliates.  The average of the bid and asked price of our stock on March 2, 2004, was $0.20 per share.

At March 2, 2004, we had 65,178,465 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10_KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  None

PART I

ITEM 1.  BUSINESS

General

Diatect International Corporation was incorporated in California in May 19, 1979. We produce a variety of insecticides, which utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life. Whereas conventional chemical synthesized insecticides can be composed of highly dangerous, toxic chemicals that can seep into the water table and can be washed into rivers and lakes, contaminating water and soil for decades, our products are composed of materials that degrade after application leaving the environment unharmed.  Some of these materials have been used separately for years as adequate alternatives to hazardous chemical insecticides.  By combining these materials together in our products, we have created a powerful synergy that leads to more effective insect control than they can provide individually.

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

Products

We recognize the future demands for environmentally acceptable insecticide products in all agriculture retail, and organic industries worldwide.  Our business plan calls for formulations which are natural in composition; components which, as stand-alone insecticides, non-toxic, user and Eco-sensitive, yet cost-effective and they work.

The active ingredients used in our products are diatomaceous earth (“DE”), pyrethrin and piperonyl butoxide (“PBO”).  We combine DE, pyrethrin and PBO by using surfactants to ensure a good mix and greatly increase effectiveness and persistence.  The combination of these active ingredients results in a compound much more effective than each ingredient individually.  When using the ingredients together, DE breaks down the chitin, allowing the pyrethrin to act on an insect’s nerve cells directly.  The pyrethrin does not evaporate as quickly and is released for hours rather than minutes.  PBO acts as a synergist and increases effectiveness of the pyrethrin by as much as ten times.

Our products consist of five fully registered EPA labels and nine retail labels:

EPA Registrations

1.  42850-1

2.  42850-2

3.  42850-3

4.  42850-4

5.  42850-5

Retail Registrations

1.

Diatect II is sold in the agriculture market, the largest end-user market for insecticides markets as “Diatect II Multi-Purpose Insect control.”  Diatect II is used in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc.

2.

Diatect III is distributed and sold in the commercial; industrial; and government markets as “Diatect III Insect Control.”  This insecticide is approved by the EPA for use in a wide variety of areas, e.g., schools, parks, rest stops, roadways, childcare facilities, rest homes, eating establishments, all public places, etc.

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

5.

Results Fireant is applied directly to fire ant mounds and provides quick, effective control in eliminating these aggressive, dangerous pests.  Each year approximately 65,000 Americans seek hospital treatment for venomous fire ant stings and several of those people die.  Unlike bees, fire ants can sting repeatedly and have a very aggressive behavior.

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

As previously stated, all new insecticides must be "registered" with the EPA, which specifies the conditions of their use as part of its mandate under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").  An insecticide user or manufacturer who fails to comply with FIFRA restrictions risks enforcement actions from both the EPA and state authorities.  Our products comply with FIFRA restrictions and are registered with the EPA, as well as the states we sell into.

The cost of developing a new chemical for registration has also risen enormously in recent years, partially because of expensive tests required to show that the chemical poses low environmental and human health risks.  The typical pesticide is put through more than hundreds of tests and approval can take more than six to eight years, and can cost up to 40 million dollars.   Once approved, labeling instructions must be followed for proper use, handling, storage and disposal. We believe the effect of these tighter restrictions and the removal of these active ingredients has opened the door for our products.

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

Board and Management Changes

In 2003, Robert E. Crouch, and John H. Zenger resigned from the board of directors.

Subsidiaries

At December 31, 2003, we have no active subsidiaries.

ITEM 2.  PROPERTIES

Diatect International Corporation, 875 South Industrial Parkway, Heber City, Utah 84032.  This facility is a 20,254 square foot class C masonry office/warehouse building on 1.928 acres in the Heber City, Utah Industrial Park.  During October 2001, we relocated both our office and operating facilities to Heber City, Utah.  On January 17, 2003, we completed negotiations of the terms for the purchase of our new facilities at a cost of approximately $875,500 (including closing costs).  Under terms of our financing agreement, we will pay approximately $9,200 a month in interest only payments at a annual interest rate of 13%.  We will be seeking alternative financing when we can secure a better interest rate.  We have returned the funds we obtained as an escrow deposit.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any other threatened litigation against us.  See note 8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the NASD’s OTC Bulletin Board.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.  At March 2, 2004, our common stock was quoted under the symbol “DTCT” and had a high of $0.22 and a low of $0.19.  All bid prices below have been rounded to the nearest whole cent.

Bid Prices
Fiscal Year Ended December 31, 2003	High	Low

Fourth Quarter	$ 0.39	$ 0.13
Third Quarter	$ 0.26	$ 0.10
Second Quarter	$ 0.24	$ 0.10
First Quarter	$ 0.23	$ 0.11

Fiscal Year ended December 31, 2002	High	Low

Fourth Quarter	$ 0.20	$ 0.10
Third Quarter	$ 0.34	$ 0.16
Second Quarter	$ 0.39	$ 0.15
First Quarter	$ 0.52	$ 0.29

During 2003 Diatect International was listed on the Frankfurt & Berlin exchange, WKN 913540.

Frankfurt exchange high and the low for December 31, 2003 are as follows.

Bid Prices
Fiscal Year Ended December 31, 2003	High	Low

Fourth Quarter	$ 0.15e	$ 0.15e

Berlin exchange high and the low for December 31, 2003 are as follows:

Bid Prices
Fiscal Year Ended December 31, 2003	High	Low

Fourth Quarter	$ 0.39e	$ 0.13e

On September 23, 2003 Diatect International was granted permission to trade its shares on the third market segment of the Berlin Exchange.  Within a few weeks we were also listed on the Frankfurt Exchange.  Those two exchanges facilitate the trading of our shares by German and European investors.  We are striving to enhance our corporate visibility in all of Europe because of the great interest in our natural-green products.

We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.  The future payment of dividends, on the common stock is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition, and other relevant factors.

At March 2, 2004, we had approximately 2,200 shareholders of record based on information provided by our transfer agent.

During the year ended December 31, 2003, we issued 383,000 shares of our common stock valued at $95,500 in payment of services provided by the board and for employee year-end bonuses, 600,000 shares of our common stock valued at $53,000 in payment of consulting services, 8,701,629 shares of our common stock valued at $1,642,519 for debt settlement and loan incentives.  See Consolidated Statements of Stockholders’ Equity in the attached financial statements and the notes thereto.  All of the remaining above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

General

Throughout the years of research and development, and now the culmination of that work we have envisioned a business venture built upon the creation, development, production and marketing of a quality line of natural, ecological friendly insecticide products.  We have lacked the financial resources to compete head-to-head with the large international corporations that dominate the industry, however we feel that will soon change.  The regulatory pressures and public concern for the environment have provided opportunities for us to gain a foothold in niche markets. We have researched the markets and developed product formulations and EPA Labels for them.

In 2003, we focused our marketing efforts on retail sales of our Fireant product to retail outlets. To date, we have increased our customer base and market awareness of our products, and increased sales and support staff of retail sales in preparation for major marketing efforts in 2004 and 2005.

With 2004 upon us a new business development team has launched an aggressive campaign to enter a variety of markets

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues.  We had revenues of $742,316 and cost of sales of $345,782 with a gross profit of $396,534 for the year ended December 31, 2003, compared to revenues of $769,600 and cost of sales of $346,301 with a gross profit of $423,299 for the prior year period.  The slight decrease in revenue compared to the prior year reflects the restructuring of our marketing and sales efforts from agriculture and conventional agriculture to the highly lucrative retail and organic markets.  We believe the flat nature in sales reflects the completed transition in our marketing focus.  The rise in retail sales segment is indicative of a positive trend which we expect to continue through the next fiscal year.  We anticipate that our cost of sales as a percentage of revenues will decrease as our retail sales volume rises.  However, we believe we will not be able to accurately project our cost of sales as a percentage of revenues until we have established a consistent revenue stream over extended and comparable periods of time.  Year 2003 was a year of preparation for the future.  In 2004 we have developed and implemented a new pricing model that has brought back into balance the cost of goods in relationship to the revenue.

Operating Expenses.  For our fiscal year ended December 31, 2003, we had total operating expenses of $2,684,116 compared to $1,810,566 for prior year, an overall increase of $873,550,  The overall increase in operating expenses is primarily attributable to increases of other operating expenses of $139,815, advertising and promotion expense of $79,165, legal and accounting fees of $73,911, bad debt $227,968, and salaries, wages and benefits of $413,246.  These increases were offset by decreases of royalty expense of $107,224, Office expenses of $47,296, insurance of $11,338 and impairment loss of 139,939.  The decrease in royalty expense is based on the pre-paying at a discount.  Also office expenses and insurance costs were decreased because of more prudent management.  Impairment loss/gain of $139,939 is due to taking early reserves that were not needed to off set losses.  The increase in salaries, wages and benefits expenses is due to a decision to restructure the business strategy for the sales force and maintaining certain administrative duties in-house.  The increase in other operating expenses is related to increased sales and production staffing requirements to meet certain marketing demands for our product line.  The increase in legal and accounting fees is due to certain fees spent on our SB-2 registration to raise certain capital for the ongoing efforts in business development and the bad debt was slightly higher because of a more management’s push for higher collectable accounts, we feel a high percent of the bad debt accounts over 180 day can still be collected, an ongoing effort to that cause in underway.  We anticipate that our overall operating expenses will be slightly higher for the next twelve months as our sales increase due to additional production and distribution expenses. However, we believe such increases in production and distributions expenses will be offset for corresponding increased sales revenue.

Other Income and Expenses.  Other income for the year ended December 31, 2003 totaled $10,208,170 consisting primarily of a note receivable of $12,000,000 and $14,358 from termination of debt, offset by ($1,808,137) in interest and finance fees. Other Income for the year ended December 31, 2002 totaled ($288,769), consisting primarily of interest expense of ($522.041) donations of $23,414 and an impairment loss of $27,050, offset by $253,657 in gain from termination of debt.

During 2003, we sold 90% of the white mountain DE ore reserve for a note  receivable of $31,100,000 however, after careful review by the auditors it was determined that a conservative accounting approach with reserves booked as a contingency would more accurately validate the booking of the note receivable.  At the current time management does not disagree with their evaluation, however, when the mine is operational and payments are forth-coming management will revisit the impaired value every quarter in 2004 and 2005.

We experienced a net gain of $7,524,054 for the year ended December 31, 2003 compared to a net loss of $2,099,335 for the year ended December 31, 2002.  The basic gain per share for the year ending 2003 was $0.12 on the weighted average number of shares outstanding of 62,380,679.  The basic loss per share for the year ended December 31, 2002 was $0.05, based on the weighted average number of shares outstanding of 45,013,415 shares.  We cannot predict at this time whether or not we will experience any gains or losses in fiscal year 2004.

Liquidity and Capital Resources

During the year ended December 31, 2003, our liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash.  With revenues flat, cash used in the operations exceeded revenues.  We expect that the next twelve months will prove the effectiveness of our marketing and distribution efforts and anticipate that the increases in production and sales will bring us closer to profitability.

At December 31, 2003, we had current assets of $1,154,497 consisting of cash of $265 cash, accounts receivable of $113,724, and inventories of $1,040,508, and current liabilities of $1,508,911 for a working capital deficit of $426,414, At December 31, 2003, we had property, plant and equipment assets totaling $324,637, net of depreciation, and other assets of $13,744,822, consisting primarily of our note receivable of $12,000,000, investment in EPA labels, net of amortization of $1,736,322, new product Patent of $8,500. Total assets of $16,026,663.

Cash used in our operations for the year ended December 31, 2003 was $905,548 compared to $1,385,131 for the prior year.  In 2003 and 2002, our operations were funded primarily by sales of our products, loans and issuance of common stock.

Our cash flows used by investing activities during the year ended December 31, 2003, was $72,484 paid for general overhead and product reaserch and development.  In the prior year, cash flows used by investing activities was $220,746, paid for the purchase of property, plant and equipment.

Our cash flows from financing activities during the year ended December 31, 2003 was $973,788, consisting of $311,000 from the sale of common stock and $1,341,887, from the issuance of notes payable, offset by $237,690 in payment of line of credit, $7,652 in payments on a lease payable and $426,916 in payments on existing notes. Our cash flows from financing activities during the year ended December 31, 2002 was $1,609,498, consisting of $722,065 from the sale of our common stock and $693,943 from the issuance of notes payable, offset by $78,531 in payments on existing notes.

On January 15, 2003, we borrowed $750,000 from George Ann Pope Charitable Trust through a short term note due on July 15, 2003.  The note is secured by an inventory security agreement whereby $0.25 of each dollar of gross proceeds from the sale of inventory is allocated and set aside in a special account for continuing security until the note is paid and bears interest at the rate of 10% per annum.  We issued 375,000 shares of our common stock as additional consideration for the loan. In March 2004 this note was negotiated to long term debt, due June 30 2005

We believe that in 2004, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program.  With our products in the marketplace, we anticipate revenues to offset ongoing expenses.  We will continue to attempt to make offers in settlement and compromise on such obligations in an effort to reduce our contingent and other liabilities.

We have obtained sufficient working capital for the year 2004/2005 and that will directly affect our ability to effectively market our products.  We believe two of the largest and most important markets for our products are the agricultural and home and garden markets.  We plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 2, 2004, the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since

J. W. Downs	57	Director President Chairman of the Board	March 1999 September 2001 September 2001

John L. Runft	67	Director	February 1995

Margie Humphries	54	Corporate Secretary	October 2002

M. Stewart Hyndman	47	Director	December 1997

David Andrus	39	Director	December 1997
		Vice-President	July 2001

Frank Priestly	47	Director	November 2002

Michael P. McQuade	47	Director	May 2002

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

Involvement in Certain Legal Proceedings

See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last two completed fiscal years to our chief executive officer and each of our other executive officers that received compensation during such period (as determined at December 31, 2003, the end of our last completed fiscal year):

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options/ SARs	LYIP Payout	All other Compen-sation

Jay W. Downs	2003	$ 76,230	$ 9,000	$ 43,770	-	-	-	-
C.E.O.	2002	$ 120,000	$ 6,739	-	-	-	-	-

David Andrus	2003	$ 73,677	$ 9,000	$ 16,323	-	-	-	-
Vice-President	2002	$ 90,000	$ 6,739	-	-	-	-	-

Jay Downs was appointed as President and C.E.O. in September 2001.  On his appointment, he received a bonus of 750,000 shares of our restricted common stock valued at $0.08 per share.  In 2002, he was granted options for the purchase of 1,250,000 shares of our common stock at an exercise price of $.17 per share which vest in increments of one third only upon the achievement by the company of gross sales revenues in a fiscal year of $5 million, $10 million, and $15 million.  In January 2004, he also received the listed bonus payments for 2002 and 2003, which had been accrued.

Dave Andrus was appointed vice-president in September 2001.  Pursuant to his employment agreement, he received a bonus of 500,000 shares of our restricted common stock valued at $0.08 per share.  In 2002, he was granted options for the purchase of 750,000 shares of our common stock at an exercise price of $.17 per share which vest in increments of one third only upon the achievement by the company of gross sales revenues in a fiscal year of $5 million, $10 million, and $15 million.  In January 2004, he also received the listed bonus payments for 2002 and 2003, which had been accrued.

Employment Agreements

Jay Downs signed an employment agreement effective January 2001 for a term of three years at an annual salary of $120,000 per year, with a signing bonus of 350,000 options for the purchase of our common stock at $0.10 per share.  At the filing date of this report, all 350,000 options have been exercised.  The agreement includes provisions for bonus pay based on 1% of gross sales receipts as determined on a quarterly basis.  Accrued bonuses for 2003 pursuant to his agreement were paid in December 31, 2003.

David Andrus signed an employment agreement effective July 1, 2001 for a term of three years at an annual salary of $90,000 per year, with a signing bonus of 500,000 shares of our restricted common stock.  The agreement includes provisions for a reasonable automobile allowance and pay based on 1% of gross sales receipts as determined on a quarterly basis.  Accrued bonuses for 2003 pursuant to his agreement were paid in December 31, 2003.

Board Compensation

Members of the board of directors are compensated for service at a rate of 1,000 shares of stock per month of service.  In 2003, we issued a total of 101,000 shares to the current directors pursuant to this compensation arrangement as follows:

Jay Downs	12,000 shares
Dave Andrus	12,000 shares
John Runft	12,000 shares
Stewart Hyndman	12,000 shares
John H. Zenger	8,000 shares
Michael McQuade	12,000 shares
Frank Priestly	12,000 shares
Robert E. Crouch	8,000 shares
Margie Humphries	12,000 shares

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of March 2, 2004, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 65,178,465 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

None

Security Ownership of Officers and Directors

Title of Class	Name and Position of Officer and Director	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Jay W. Downs Director/President Chairman of the Board	2,541,882	3.89

Common	John L. Runft Director	2,288,612	3.51

Common	David Andrus Director/ Vice-President	3,024,506	4.64

Common	M. Stewart Hyndman Director	327,800	0.50

Common	Frank Priestly Director	14,000	0.02

Common	Michael P. McQuade Director	1,158,834	1.78

Common	Margie Humphries Secretary	83,000	0.12

All Officers/Directors as a Group (7 persons)	9,438,634	14.46

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

We have current and long-term notes payable to 28 shareholders totaling $2,697,084 and $2,132,181 as of December 31, 2003 and 2002, respectively.  See Note 5.

John L. Runft performed services as our main legal counsel.  Legal services performed by this officer totaled $49,371 and $19,119 for the years ended December 31, 2003 and 2002, respectively, of which $7,377 are included in accounts payable - related party at December 31, 2002.  Randy Birch replaced Mr. Runft as legal counsel in March 2004.

We have employment contracts to pay our president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively.  In 2002, our president received options to purchase 1,250,000 shares of common stock at an exercise price of $0.17 per share which vest subject to revenue targets.  SEE ITEM 10  EXECUTIVE COMPENSATION.

Our vice-president also received options to purchase 750,000 shares of common stock at an exercise price of $0.17 per share, which vest subject to revenue targets.  SEE ITEM 10  EXECUTIVE COMPENSATION.

Members of our board of directors receive compensation in the form of 1,000 shares of our common stock per month of service.  In 2002, board members were issued shares totaling 101,000 shares for board service.  SEE ITEM 10. EXECUTIVE COMPENSATION under the heading Board Compensation.

On September 10, 2003, the Company successfully completed a transaction whereby it sold 90% of its rights to a diatomaceous earth mining site in Oregon to a related party, a LLC principally owned by an outside Diatect director, for a $31.1 million note.  Prior to the transaction, the Company obtained letters of appraisal from consulting geologists in support of the transaction sale price.  Under the terms of the agreement, Diatect will begin receiving annual note principal payments of $1,945,350 per year plus interest at 8% per annum for sixteen consecutive years beginning with the first scheduled payment in September 2005.

The Company’s note is secured by a sale and purchase agreement wherein the purchaser obligates itself to certain conditions including the payment to Diatect of ascending royalties based on the sales of mined product.

In recording the transaction after lengthy consideration, the Company opted to initially discount the face value of the note received.  The note was recorded at $15,562,800, with the related entry to other income in the Company’s statement of operations.  On December 31, 2003 management conducted an impairment test and analysis, as a result management has taken a reserve allowance of $3,562,800.

Certain Business Relationships

Except as indicated, and for the periods indicated, there were no material relationships regarding officers or directors that exist, or have existed during our last fiscal year.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document

Page

Consolidated Balance Sheets as of December 31, 2003 and 2002

24

Consolidated Statement of Operations for the years ended December 31, 2003 and 2003

26

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and 2003

27

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2003

29

Notes to Financial Statements

31

(a)(2) Financial Statement Schedules.

Not applicable

(b)  The following exhibits are included in this report:

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 – Code of Ethics and Business Conduct for Officers, Directors, and Employees

(c) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2003.

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

Date: March 28, 2003

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

DIATECT INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

2003	2002

ASSETS
CURRENT ASSETS
Cash	$ 265	$ 4,509
Cash in escrow	-	400,000
Accounts receivable, net of allowance	113,724	352,643
Employee receivable	-	1,270
Prepaid interest	-	108,048
Prepaid expenses	-	56,399
Inventories	1,040,508	1,259,149

Total Current Assets	1,154,497	2,182,018

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	-
Building	725,500	-
Computer equipment	76,370	67,917
Office furniture & equipment	66,199	60,568
Manufacturing equipment	297,354	297,354
Less accumulated depreciation	(189,019)	(97,142)

Total Property, Plant & Equipment	1,127,344	324,637

OTHER ASSETS
Deposits	-	28,500
Note receivable, net of reserve	12,000,000	-
Patent	8,500	-
Investment in EPA Labels, net of amortization	1,736,322	1,736,322

Total Other Assets	13,744,822	1,764,822

TOTAL ASSETS	$ 16,026,663	$ 4,271,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 592,037	$ 1,400,610
Accounts payable – related parties	-	37,710
Accrued payroll	84,381	190,951
Lease payable – current	13,807	18,067
Lines of credit	113,358	351,048
Interest payable	13,507	310,434
Other accrued liabilities	21,476	10,738
Royalty payable	-	113,623
Settlements payable	136,709	181,357
Notes payable	605,637	2,132,181

Total Current Liabilities	1,508,912	4,735,981

LONG-TERM DEBT
Mortgage note payable	847,000	-
Notes payable	3,223,630	-
Settlements payable	174,971	-
Lease payable – net of current portion	-	3,392

Total Long-Term Debt	4,245,601	3,392

COMMITMENTS AND CONTINGENCIES	200,520	134,739

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 100,000,000 shares authorized; 62,380,679 and 45,013,414 shares issued and outstanding respectively	18,053,211	14,999,452
Common stock subscribed	(75,000)	(20,000)
Stock options	210,635	124,055
Accumulated deficit	(8,189,216)	(15,713,270)

Total Stockholders’ Equity (Deficit)	9,999,630	(613,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 16,026,663	$ 4,271,477

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

2003	2002

REVENUES	$ 742,316	$ 769,600

COST OF SALES	345,782	346,301

GROSS PROFIT	396,534	423,299

OPERATING EXPENSES
Salaries, wages and benefits	1,092,290	679,044
Executive compensation	318,140	310,568
Other operating expense	311,526	171,711
Consulting	204,500	170,431
Legal and professional fees	241,126	167,215
Advertising and promotion	219,104	139,939
Royalties	6,399	113,623
Bad debts	338,884	110,916
Depreciation and amortization	91,988	69,534
Office expenses	58,489	105,785
Travel expense	115,927	71,145
Fees and licenses	37,133	40,216
Insurance	18,137	29,475
Telephone	27,125	27,213
Impairment loss	-	27,050

Total Operating Expenses	3,080,650	2,233,865

LOSS FROM OPERATIONS	$ (2,684,116)	$ (1,810,566)

OTHER INCOME (EXPENSES)
Sale of Mine Property Interest	12,000,000	-
Gain from termination of debt	14,358	253,657
Interest income	1,949	3,029
Interest and finance fees	(1,808,137)	(522,041)
Litigation settlement	-	-
Donations	-	(23,414)

Total Other Income (Expenses)	10,208,170	(288,769)

INCOME (LOSS) BEFORE INCOME TAXES	7,524,054	(2,099,335)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 7,524,054	$ (2,099,335)

NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.15	$ (0.05)

DILUTED	$ 0.12	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	49,828,168	45,013,415

DILUTED	60,380,679	45,013,415

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

Common Shares	Stock Amount	Stock Options	Common Stock Subscribed	Accumulated Deficit	Total

Balances as of December 31, 2001	36,928,161	$13,391,574	$ 84,901	$ (70,000)	$(13,613,935)	$ (207,460)

Issuance of shares for cash at $0.20 to $0.30 per share	2,945,260	572,065	-	-	-	572,065

Issuance of shares in exercise of options for cash $0.36 per share	600,000	216,110	(66,110)	-	-	150,000

Issuance of stock for debt and interest at $0.10 to $0.35 per share	2,507,113	503,549	-	-	-	503,549

Issuance of stock to officers, employees, consultants, and others for services at $0.10 $0.035 per share	2,032,880	288,029	-	-	-	288,029

Warrants issued as financing fees	-	-	84,375	-	-	84,375

Beneficial conversion feature of outstanding debenture	-	28,125	-	-	-	28,125

Payment of stock subscription	-	-	-	50,000	-	50,000

Options granted to officers as contract bonus	-	-	17,279	-	-	17,279

Net loss for the year ended, December 31, 2002	-	-	-	-	(2,099,335)	(2,099,335)

Balances as of December 31, 2002	45,013,415	$14,999,452	$ 120,445	$ (20,000)	$(15,713,270)	$ (613,373)

Issuance of stock for cash at $0.20 per share	180,000	36,000	-	-	-	36,000

Issuance of shares in exercise of options for cash at $0.10 to $0.25 per share	2,000,000	350,000	-	(75,000)	-	275,000

Options exercised for related party note	350,000	53,890	(18,890)	-	-	35,000

Issuance of stock in exchange of assets	37,500	7,100	-	-	-	7,100

Issuance of stock for debt and accrued interest	3,218,972	732,250	-	-	-	732,500

Issuance of stock to officers, directors, employees	3,893,233	622,200	-	-	-	622,200

Issuance of stock for current interest	537,893	67,580	-	-	-	67,580

Issuance of stock in settlement of accounts payable	1,397,979	209,235	-	-	-	209,235

Issuance of stock for settlement payable	275,600	44,648	-	-	-	44,648

Issuance of stock for financing costs	3,515,726	552,150	-	-	-	552,150

Issuance of stock for expenses	1,960,361	379,831	-	-	-	379,831

Warrants issued as financing fees	-	-	56,250	-	-	56,250

Beneficial conversion feature of outstanding debenture	-	18,875	-	-	-	18,875

Correction to prior stock subscription	-	(20,000)	-	20,000	-	-

Revision to estimate for vesting options granted to officers as contract bonus	-	-	52,830	-	-	52,830

Net loss for the year ended December 31, 2003	-	-	-	-	7,524,054	7,524,054

Balances as of December 31, 2003	62,380,679	$18,053,211	$ 210,635	$ (75,000)	$ (8,189,216)	$ 9,999,630

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED CASH FLOW STATEMENTS

Years Ended December 31, 2003 and 2002

2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 7,524,054	$ (2,099,335)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from debt termination	(15,358)	(253,657)
Depreciation and amortization	91,877	69,534
Impairment loss	-	27,050
Donation of building	-	23,284
Issuance of stock for officers’ and directors’	622,200	288,029
Issuance of stock options for services	52,830	17,279
Issuance of stock options and warrants for financing	56,250	84,375
Beneficial conversion feature of debenture	18,875	28,125
Issuance of stock for interest	67,580	95,242
Issuance of stock for expense	379,831	-
Issuance of stock for financing costs	552,150	-
Notes payable exchange for expenses	23,660	-
Notes issued for interest expense	133,932	-
Revenue recognized on sale of mining property	(12,000,000)	-
Changes in assets and liabilities:
Cash in escrow	400,000	-
Accounts receivable	237,919	(149,983)
Employee receivable	1,270	(1,270)
Prepaid interest	108,048	67,221
Prepaid expenses	56,399	(29,595)
Inventories	218,641	(1,149,817)
Accounts payable	331,930	1,168,611
Accounts payable – related parties	(37,710)	37,710
Interest payable	257,066	92,805
Other accrued liabilities	10,738	299,261

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(905,548)	(1,934,394)

CASH FLOW FROM INVESTING ACTIVITIES
Deposits paid	(28,500)	-
Purchase of property, plant and equipment	(43,984)	(220,746)

NET CASH FLOW USED BY INVESTING ACTIVITIES	(72,484)	(220,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	$ -	$ 254,048
Bank overdraft	-	(22,268)
Issuance of common stock for cash	311,000	722,065
Payment of stock subscription	-	50,000
Payments on settlements	-	(2,000)
Payments on commitments and contingencies	(6,841)	(1,000)
Net payment on lease payable	(7,652)	(7,759)
Net change of line of credit	(237,690)	-
Net payment of notes payable	(426,916)	(78,531)
Net proceeds from note payable	1,341,887	693,943

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	973,788	1,609,498

NET INCREASE (DECREASE) IN CASH	(4,244)	3,621

CASH AT BEGINNING OF YEAR	4,509	888

CASH AT END OF YEAR	$ 265	$ 4,509

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Interest expense paid	$ 8,984	$ 3,247

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for forbearance of notes payable, finance charges and interest	$ -	$ 51,700
Issuance of common stock for prepaid finance charges	$ -	$ 21,250
Issuance of common stock for services	$ -	$ 288,029
Issuance of stock options for services	$ 52,830	$ 17,279
Warrants issued for financing fees	$ 56,250	$ 84,375
Issuance of note payable for prepaid expenses	$ -	$ 50,000
Donation of building	$ -	$ 23,284
Equipment financed with lease	$ -	$ 25,826
Beneficial conversion	$ 18,875	$ 28,125
Mortgage on building purchased	$ 847,000	$ -
Stock issued for patents	$ 3,500	$ -
Note issued for patents	$ 5,000	$ -
Note receivable from sale of mining property	$ 12,000,000	$ -
Stock for related party note payable	$ 53,890	$ -
Stock for property and equipment	$ 3,600	$ -
Stock issued for settlements payable	$ 44,648	$ -
Stock issued for accounts payable	$ 209,235	$ -
Stock issued for note payable and accrued interest	$ 732,250	$ -

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

NOTES OT CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

National Diatect, Inc.

In July 2000, the Company signed a letter of intent to purchase the inventory of National Diatect, Inc. in a transaction which requires the issuance of 400,000 shares of the Company's common stock, payment of future royalties in the amount of $120,000 payable at the rate of $0.10 per pound of certain products and assumption of a note payable in the amount of $110,000 (bearing interest at 12% and collateralized by inventory and equipment).  The Company has issued 400,000 shares and the agreement has been ratified by the board of directors to a mutually agreed upon reduced note payable balance of $70,419.  The balance owing on this note is $43,306 as of December 31, 2003.  See Note 13.

NOTE 3 - INVENTORIES

Inventories at December 31, 2003 and 2002 consist of the following:

2003	2002

Raw Materials	$ 56,719	$ 78,169
Packaging Material	13,048	12,874
Finished Goods	970,742	1,168,106

Total	$ 1,040,508	$ 1,259,149

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

NOTE 6 - LINES OF CREDIT

At December 31, 2003 and 2002, the Company had $97,000 borrowed on an outstanding line of credit.  The line of credit was extended to the Company by a shareholder utilizing his personal line of credit.  This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At July 19, 2002, the Company secured a $250,000 line of credit with Zion’s Bank.  The line of credit was paid in full during January 2003.

At December 31, 2003, the Company had $3,876 borrowed on an automatic line of credit with America First Credit Union.  This credit facility is unsecured, has no stated maturity and bears interest at 9.75%.

At December 31, 2003, the Company had $12,481.79 borrowed on an automatic line of credit with Community First National Bank.  This credit facility is unsecured, has no stated maturity and bears interest at 16%.

NOTE 7 - LEASE PAYABLE

At March 2002, the Company obtained a credit facility with HP/Compaq Financial Services in the amount of $37,606.  The Company used $37,606 of this credit to lease computer related equipment for a 36-month period with a $1 buy out option at the end of the lease.  The computer related equipment is deemed to be fully depreciated at the end of this lease.  Under the credit facility, the Company pays $750.00 per month.  Lease payments totaled $1,381 and $0 for 2003 and 2002 respectively.

NOTE 8 - LITIGATION

Resolved Litigation

Ogilvy, Adams & Rinehart

Ogilvy, Adams & Rinehart obtained a judgment against Diatect on November 1, 1995.  As of November 2, 2003, the statute of limitations expired and the judgment, which was never enforced, was not renewed.

Amanda Wright

Amanda Wright claimed $10,000 was due on a note payable.  Management reached an out of court settlement and the Wright liability was paid in full November 2003.

All Fill

All Fill is an equipment vendor in Pennsylvania claiming $31,182.00 is owed for a piece of equipment.  At this time the case has been dismissed in Pennsylvania.  Management is working toward an out of court settlement.  At this time it is anticipated that the Company will pay the full amount of the claim which is included on the companies balance sheet in accounts payable.

Current Litigation

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

In November 1999, the Company’s former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest.  This judgment remains outstanding and unpaid and is included as a liability on the company’s balance sheet in settlements payable on December 31, 2002 and December 31, 2003.

L. Craig Hunt

L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney’s fees.  Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543.  This judgment is presently outstanding and unpaid.  At December 31, 2003 and 2002, $60,543 is included in settlements payable in these financial statements.  An offer to settle for $15,000 cash and the remaining portion to be paid as non-cash stock transaction has been reached as of April 9, 2004

Iver J. Longtieg

Mr. Longtieg is pursuing a claim outside of the Future Title/White Mountain Group.  Mr. Longtieg claims an outstanding note for $23,887 plus interest accrued theron.  Mr. Longtieg filed a notice of intent to apply for a default judgment, in Boise, Idaho.  The Company did not answer the complaint and as a result a potential default judgment is possible.  At the current time, Mr. Longtieg has received some partial payments, and is forbearing until such time as Diatect resolves the issue of the original claim.  Mr. Longtieg has agreed to settle the balance in a non-cash stock transaction.  At December 31,2003, $21,275 owed to Mr. Longtieg is included in commitments and contingences on the Company’s balance sheet.

Compax/Flexpaq v. Diatect - This is a dispute regarding the balance due on a promissory note in the principal amount of $272,354.  Suit has been filed in Salt Lake County, Utah.  Management is defending the claim until the correct amount owed can be determined, at which time it is anticipated that the Company will pay approximately $300,000 to Complete Packaging in principle and interest, which are included on the Company’s balance sheet at December 31,2003

Litho-Flexo v. Diatect - This is a dispute with a vendor, which claims $92,478 is due on account. As a result of this vendor’s product defects, the Company has affirmative claims in an amount in excess of $150,000.  Suit has been filed in Wasatch County, Utah, by LithoFlexo and a counterclaim has been filed by Diatect.  Discovery has recently started.  Management has responded vigorously to the lawsuit, but anticipates seeking an out of court settlement.  The likelihood of an unfavorable outcome cannot be determined at this time.  The Company has recorded $72,625 as a liability to Litho-Flexo at December 31, 2003 on the Company’s balance sheet under the caption commitments and contingencies.

Threatened Litigation

Other Matters

The Company is not aware of any other threatened litigation against it or its subsidiaries.

NOTE 9 - COMMON STOCK

In November 2002, the Company increased its authorized capital to 100,000,000 shares of common stock.  During the year ended December 31, 2002, the Company issued 2,032,880 shares of its common stock valued at $288,029 in payment of services, 2,507,113 shares of its common stock valued at $503,549 in payment of notes payable and accrued interest and sold 2,945,260 shares of its common stock for $572,065.  The Company also sold 600,000 shares of its common stock for $150,000 and exercise of options.  See Note 10.

During the year ended December 31, 2003, the Company issued 8,701,629 shares of its common stock valued at $1,642,519 in consideration for a note payable, 378,000 shares of its common stock valued at $97,100 for services to officers and others.  The shares were valued at their fair market value on the date of issuance.  The Company also sold 50,000 shares of its common stock at a price of $0.10 per share for cash.  An officer, to whom options with a fair market value of $18,890 had been previously issued, exercised the options and purchased 350,000 shares of common stock.

NOTE 10 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2002, the Company received $50,000 in payment of the stock subscription.  During the year ended December 31,2003 the Company received $275,000 in cash and $75,000 in subscriptions upon the issuance 2,000,000 share from the exercise of options.  The remaining $75,000 is reflected in the attached financial statements as stock subscription receivable.  See Note 8.

NOTE 11 - STOCK OPTIONS AND WARRANTS

In November 2002, the Company adopted the Diatect International Corporation 2002 Stock Option and Award Plan (the "Plan") under which 3,000,000 shares of common stock are available for issuance with respect to awards granted to officers, directors, management and other employees of the Company and/or its subsidiaries.  As of December 31, 2002, the Company had issued options for 2,000,000 shares of common stock to officers of the Company.  None of these options have become vested and therefore are unexercisable at December 31, 2003.

This Plan superceded the 1995 Stock Option Plan, which was initiated in order to aid the Company in maintaining and developing a management team, attracting qualified officers and employees.  A total of 3,000,000 shares of stock were subject to, or issued pursuant to the terms of the plan.

The Company estimates the fair value of each stock warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the year ended December 31, 2003: dividend yield of 0%; expected volatility of 98%; risk-free interest rate of 8%.

The weighted average fair value at date of grant for options granted to employees and stockholders was $0.08 per option.  These shares vest over several years and the following assumptions are used during the year ended December 31, 2002 to calculate the value at the grant date: dividend yield of zero percent: expected volatility of 98.37%; risk-free interest rate of five percent.  During the years ended December 31, 2003 and 2002, compensation costs charged to operations was $52,830 and $17,279 for the estimated value of the vested options.

Following is a summary of the status of these performance-based options during the years ended December 31, 2003 and 2002:

Number of Shares
2002 Plan	1995 Plan	Total	Weighted Average Per Share

Outstanding at:
December 31, 2001	-	1,100,000	1,100,000	$ 0.18
Granted	2,000,000	-	2,000,000	0.13
Exercised	-	(600,000)	(600,000)	0.18
Expired/Forfeited	-	-	-	-

Outstanding at:
December 31, 2002	2,000,000	500,000	2,500,000	$ 0.14

Options exercisable at
December 31, 2002	-	500,000	500,000	$ 0.18

Weighted average fair value of options granted during 2002	$ 0.13	$ -	$ 0.13

Number of Shares
2002 Plan	1995 Plan	Total	Weighted Average Per Share

Exercise Date
On or before
December 31, 2004	-	500,000	500,000	$ 0.10

On or before
December 31, 2007 and after the Company attaining $5,000,000 in gross annual sales	666,667	-	666,667	0.17

On or before
December 31, 2007 and after the company attaining $10,000,000 in gross annual sales	666,667	-	666,667	0.17

On or before
December 31, 2007 and after the Company attaining $15,000,000 in gross annual sales	666,666	-	666,666	$ 0.17

Totals	2,000,000	500,000	2,500,000

The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's existing stock option plans as of December 31, 2003.

Exercise Prices	Number of Options	Weighted Average Exercise Price	Contractual Life (In Years)	Number Exercisable	Weighted Average Exercise Price

$0.10	500,000	$0.10	2.00	500,000	$0.10
0.17	666,667	0.17	2.15	-	0.17
0.17	666,667	0.17	3.20	-	0.17
0.17	666,666	0.17	4.42	-	0.17

2,500,000	$0.15	3.01	500,000	$0.10

Exercise of Options

During the year ended December 31, 2002, a shareholder of the Company exercised stock option valued at $66,110 to purchase 600,000 shares of the Company’s common stock.  The Company received $150,000 cash based on the exercise price of the stock issued.  During the year ended December 31, 2003, a shareholder of the Company exercised stock option valued at $18,890 to purchase 350,000 shares of the Company’s common stock.

NOTE 12 - CONCENTRATION OF RISK

Credit

The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.

NOTE 13 - SETTLEMENTS PAYABLE

The Company is obligated to pay certain notes and settlements under judgments awarded to outside parties.  These amounts, previously described in Note 8, are included in settlements payable at December 31, 2003 and 2002, and are as follows:

2003	2002

L Craig Hunt	$ 60,543	$ 60,543
Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC	41,166	40,166
Ogilvy, Adams & Rinehart	36,000	36,000
George Brink	-	44,648

$ 136,709	$ 181,357

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Futura Title Corporation

During the year ended December 31, 2002, the Company obtained releases of liability from several individuals.  This resulted in a gain from termination of debt, which is reflected in the financial statements at December 31, 2002.  A remaining balance in the amount of $106,620 is included in commitments and contingencies at December 31, 2003.  The Company is currently negotiating a settlement agreement on this liability.  Although the outcome is uncertain, the Company expects to settle for considerably less.

Other Contingencies

The production of pesticides is subject to complex environmental regulations.  As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns which could impair the marketing of its products.

NOTE 15 - RELATED PARTY TRANSACTIONS

A Director performed services as the Company’s main legal counsel.  Legal services performed by this individual totaled $49,371 and $19,119 for the years ended December 31, 2003 and 2002, respectively, of which $7,377 is included in accounts payable-related party at December 31, 2002.

The Company has employment contracts to pay the Company’s president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively.  During the year ended December 31, 2002, the Company’s president and vice-president of operations received options to purchase 2,000,000 shares of the Company’s common stock at $0.17 per share.  These options vest when the Company attains various targeted gross annual sales levels.  During January 2001, the Company’s president received a signing bonus of 350,000 options for the purchase of shares of common stock, which was exercised December 1, 2003.  Executive compensation totaled $265,309 and $310,568 for the years ended December 31, 2003 and 2002, respectively.

On September 10, 2003, the Company successfully completed a transaction whereby it sold 90% of its rights to a diatomaceous earth mining site in Oregon to a related party, a LLC principally owned by a Diatect director, for a $31.1 million note.  Prior to the transaction, the Company obtained letters of appraisal from consulting geologists in support of the transaction sale price.  Under the terms of the agreement, Diatect will begin receiving annual note principal payments of $1,945,350 per year plus interest at 8% per annum for sixteen consecutive years beginning with the first scheduled payment in September 2006.

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

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

There is no business segments at December 31, 2003

NOTE 17 - OTHER LIABILITIES

At December 31, 2003, the Company had a $257,862 liability for unpaid federal and state withholding taxes, social security tax, medicare tax and federal and state unemployment taxes.  This amount may be subject to penalties and interest.

NOTE 18 - ROYALTIES

During the year ended December 31, 2001, the Company agreed to pay a former distributor royalties equal to $0.10 per pound of product produced.  During the year ended December 31, 2002, the Company accrued $113,623 for royalties pursuant to this agreement.

NOTE 19 - SALE OF MINING PROPERTY

On August 12, 2003, Diatect International received a letter of intent from Diatomaceous Earth Deposits of Virginia to purchase 90% of Diatect International’s diatomaceous earth mining site in Oregon for 31.1 million.  The transaction was finalized on September 10, 2003.  Diatomaceous Earth Deposits of Virginia is co-owned Michael P. McQuade (an outside director of Diatect International).  As per the agreement interest does not start to accrue on the note until September 1, 2005 with initial principle payment of $1,945,350 plus accrued interest due September 1, 2006.

NOTE 20 - SUBSEQUENT EVENTS

As management analyzed where we have been and where we are going, it was determined that as we move into the future several big issues have to be resolved.  The first and maybe foremost is our need to capitalize the company in such a way as to benefit shareholders as well as fund future growth.  We have secured enough funding to begin this plan.  We are also confident that in the not too distant future revenue will drive the company.  Secondly its important to minimize our short term debt.  With the cooperation of our existing note holders as well as favorable payment terms from our vendors we have accomplished that.  The third factor was to satisfy some old judgments that have been a problem for years.  As of April 12, 2004, all judgment holders have been contacted with favorable results.  The final resolution to this matter will be in June 2004.