Form 10KSB/A
period 2003-12-31
DIATECT INTERNATIONAL CORP
filed 2004-04-29
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

FIRST AMENDMENT

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

State the issuer's revenues for its most recent fiscal year:  $742,316.

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

ITEM 1.  BUSINESS

The Company’s original filing of Form 10KSB on April 14, 2004, included certain omissions and subsequent corrections which had not been Edgarized and approved for filing.  This filing contains the final corrections of the Edgarized document.

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

As previously stated, all new insecticides must be "registered" with the EPA, which specifies the conditions of their use as part of its mandate under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").  An insecticide user or manufacturer who fails to comply with FIFRA restrictions risks enforcement actions from both the EPA and state authorities.  Our products comply with FIFRA restrictions and are registered with the EPA, as well as the states into which we sell into.

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

ITEM 3.  LEGAL PROCEEDINGS

Litho-Flexo v. Diatect - This is a dispute with a vendor, which claims $92,478 is due on account. As a result of this vendor’s product defects, the Company has affirmative claims in an amount in excess of $150,000.  Suit has been filed in Wasatch County, Utah, by LithoFlexo and a counterclaim has been filed by Diatect.  Discovery has recently started.  Management has responded vigorously to the lawsuit, but anticipates seeking an out of court settlement.  The likelihood of an unfavorable outcome cannot be determined at this time.  The Company has recorded $72,625 an estimated liability to Litho-Flexo at December 31, 2003 on the Company’s balance sheet under the caption commitments and contingencies.

We are not aware of any other threatened litigation against us.  For additional information see Note 8 to the consolidated financial statements.

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

During the year ended December 31, 2003, we issued 3,893,233 shares of our common stock valued at $622,200 in payment of services provided by the board and employees, 1,960,361 shares of our common stock valued at $379,831 in payment of services, 9,296,170 shares of our common stock valued at $1,641,113 for debt settlement and loan incentives.  See Consolidated Statements of Stockholders’ Equity in the attached financial statements and the notes thereto.  All of the remaining above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

General

Throughout years of research and development we have envisioned a business venture built upon the development, production and marketing of a quality line of natural, ecological friendly and high quality insecticide products.  Unfortunately we have lacked the financial resources to compete head-to-head with the large corporations that dominate the industry.  However due to regulatory pressures, public concern for the environment, and our unique products, we feel this is about to change.  We are gaining a strong foothold in niche markets.

In 2003, we placed heavy marketing focus on retail sales of our Fireant product to retail outlets. We successfully increased our customer base and market awareness of our products.  We also restructured our retail sales and support staff in preparation for major marketing efforts in 2004 and 2005.

Over the past several months a new business development team has launched an aggressive campaign to enter a variety of markets with heavy emphasis on retail.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues.  We had revenues of $742,316 and cost of sales of $345,782 with a gross profit of $396,534 for the year ended December 31, 2003, compared to revenues of $769,600 and cost of sales of $346,301 with a gross profit of $423,299 for the prior year period.  The slight decrease in revenue compared to the prior year reflects the restructuring of our marketing and sales efforts from agriculture and conventional agriculture to the highly lucrative retail and organic markets.  We believe the flat nature of sales is a reflection of the outdated marketing focus which has been redesigned.

The 53% rise in the retail sales segment is indicative of a positive trend which we expect to see continue through the next fiscal year.  We anticipate that our cost of sales as a percentage of revenues will decrease as our retail sales volume rises.  However, we believe we will not be able to accurately project our cost of sales as a percentage of revenues until we have established a consistent revenue stream over extended and comparable periods of time.  Year 2003 was a year of preparation for the future.  We have recently implemented a new pricing model that has more appropriately balanced the relationship between cost of goods and revenue.

Operating Expenses.  For fiscal year ended December 31, 2003, we had total operating expenses of $3,080,650, compared to $2,233,865 for the prior year, an overall increase of $846,785.  The overall increase in operating expenses is primarily attributable to increases of other operating expenses of $139,815, advertising and promotion expense of $79,165, legal and accounting fees of $73,911, bad debt $227,968, and salaries, wages and benefits of $413,246.  These increases were offset by decreases of royalty expense of $107,224, office expenses of $47,296, insurance of $11,338 and impairment loss of 27,050.  The decrease in royalty expense is based on the pre-paying at a discount.  Also office expenses and insurance costs were decreased because of more prudent management.  The increase in salaries, wages and benefits expenses is due to a decision to restructure the business strategy for the sales force and maintaining certain administrative duties in-house.  The increase in other operating expenses is related to increased sales and production staffing requirements to meet certain marketing demands for our product line.

The increase in legal and accounting fees is due to certain fees spent on our SB-2 registration to raise certain capital for the ongoing efforts in business development.  The bad debt was slightly higher because of management’s push for higher collectable accounts, we feel a high percent of the bad debt expense accounts over 180 days can still be collected, an ongoing effort to that cause is underway.  We anticipate that our overall operating expenses will be slightly higher for the next twelve months as our sales increase due to additional production and distribution expenses.  However, we believe such increases in production and distributions expenses will be offset by a corresponding increased sales revenue.

Other Income and Expenses.  Other income for the year ended December 31, 2003 totaled $10,208,170 consisting primarily of a gain from the sale of a mine property interest of $12,000,000 and $14,358 from termination of debt, offset by ($1,808,137) in interest and finance fees. Other Income/Expense for the year ended December 31, 2002 totaled ($288,769), consisting primarily of interest expense of ($522,041) partially offset by $253,657 in gain from termination of debt.

During 2003, we sold 90% of the White Mountain DE ore reserve for a note receivable of $31,100,000.  However, after careful review of the business risks of the transaction, it was determined that the note receivable should be discounted $19,000,000.  Therefore the note receivable is booked at $12,000,000.  At the current time management agrees with this evaluation, however, when the mine is operational and payments are forth-coming management will revisit the impaired value every quarter in 2004 and 2005.

We experienced a net income of $7,524,054 for the year ended December 31, 2003 compared to a net loss of $2,099,335 for the year ended December 31, 2002.  The basic gain per share for the year ending 2003 was $0.15 on the weighted average number of shares outstanding of 62,380,679.  The basic loss per share for the year ended December 31, 2002 was $0.05, based on the weighted average number of shares outstanding of 49,828,168 shares.  We cannot predict at this time whether or not we will experience any gains or losses in fiscal year 2004.

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

At December 31, 2003, we had current assets of $1,154,497 consisting of cash of $265 cash, accounts receivable of $113,724, and inventories of $1,040,508, and current liabilities of $1,508,911 for a working capital deficit of $354,415.  At December 31, 2003, we had property, plant and equipment assets totaling $1,127,344, net of depreciation, and other assets of $13,744,822, consisting primarily of our note receivable of $12,000,000, investment in EPA labels, net of amortization of $1,736,322, new product patent of $8,500.  We have total assets of $16,026,663.

Cash used in operations for the year ended December 31, 2003 was $905,548 compared to $1,934,394 for the prior year.  In 2003 and 2002, our operations were funded primarily by sales of our products, loans and issuance of common stock.

Our cash flow used by investing activities during the year ended December 31, 2003, was $72,484, which paid for general overhead and product research and development.  In the prior year, cash flow used by investing activities was $220,746, which paid for the purchase of property, plant and equipment.

Our cash flow from financing activities during the year ended December 31, 2003 was $973,788, consisting of $311,000 from the sale of common stock and $1,341,887, from the issuance of notes payable, offset by $237,690 in payment on the line of credit, $7,652 in payments on a lease payable, and $426,916 in payments on existing notes. Our cash flows from financing activities during the year ended December 31, 2002 was $1,609,498, consisting of $722,065 from the sale of our common stock and $693,943 from the issuance of notes payable, offset by $78,531 in payments on existing notes.

On January 15, 2003, we borrowed $750,000 from the George Ann Pope Charitable Trust through a short-term note due on July 15, 2003.  The note is secured by an inventory security agreement.  We issued 375,000 shares of common stock as additional consideration for the loan. In March 2004 this note was negotiated to long-term debt, due June 30 2005

We believe that in 2004, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program.  With our products in the marketplace, we anticipate revenues to offset ongoing expenses.  We will continue to attempt to settle and compromise on such obligations in an effort to reduce our contingent and other liabilities.

We have obtained sufficient working capital for the year 2004/2005, which allows us to more effectively market our products.  We believe two of the largest and most important markets for our products are the agricultural and home and garden markets.  We plan to conduct affordable advertising and maintain a sales force that can effectively reach these markets.

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

We have current and long-term notes payable to 29 shareholders totaling $2,697,084 and $2,132,181 as of December 31, 2003 and 2002, respectively.  See Note 5.

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

RELATED TRANSACTIONS.

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

In recording the transaction after lengthy consideration, the Company opted to initially discount the face value of the note received.  The note was recorded at $15,562,800, with the related entry to other income in the Company’s statement of operations.  On December 31, 2003 management conducted an impairment test and business risk analysis, as a result management has taken a reserve allowance of $3,562,800, thereby further discounting the note to a recorded amount of $12,000,000.

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

None.

ITEM 14.  CONTROLS AND PROCEDURES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and fees charged by the authorized independent public accountants in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by Williams & Webster, P.S. the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2003 and 2002 and registration filings during 2003 were $104,360 and $67,391 respectively, net of expenses

Audit-Related Fees

There were no other fees billed by Williams & Webster, p.S. the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by Williams & Webster, P.S. the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2003 and 2002 were $7,732 and nothing, respectively.

All Other Fees

There were no other fees billed by the authorized independent accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DIATECT INTERNATIONAL CORPORATION

Date: April 14, 2004

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 14, 2004

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

WILLIAMS & WEBSTER, P.S.

Certified Public Accountants & Business Consultants

Board of Directors

Diatect International Corp.

Heber City, UT

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheets of Diatect International Corp. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Diatect International Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/S/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 14, 2004

DIATECT INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

2003	2002

ASSETS
CURRENT ASSETS
Cash	$ 265	$ 4,509
Cash in escrow	-	400,000
Accounts receivable, net of allowance	113,724	352,643
Employee receivable	-	1,270
Prepaid interest	-	108,048
Prepaid expenses	-	56,399
Inventories	1,040,508	1,259,149

Total Current Assets	1,154,497	2,182,018

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	-
Building	725,500	-
Computer equipment	76,370	67,917
Office furniture & equipment	66,199	60,568
Manufacturing equipment	297,354	297,354
Less accumulated depreciation	(189,019)	(97,142)

Total Property, Plant & Equipment	1,127,344	324,637

OTHER ASSETS
Deposits	-	28,500
Note receivable from related party	12,000,000	-
Patent	8,500	-
Investment in EPA Labels, net of accumulated amortization	1,736,322	1,736,322

Total Other Assets	13,744,822	1,764,822

TOTAL ASSETS	$ 16,026,663	$ 4,271,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 592,037	$ 1,400,610
Accounts payable – related parties	-	37,710
Accrued payroll	84,381	190,951
Lease payable – current	13,807	18,067
Lines of credit	113,358	351,048
Interest payable	13,507	310,434
Other accrued liabilities	21,476	10,738
Royalty payable	-	113,623
Settlements payable	136,709	181,357
Notes payable	605,637	2,132,181

Total Current Liabilities	1,508,912	4,735,981

LONG-TERM DEBT
Mortgage note payable	847,000	-
Notes payable	3,223,630	-
Payroll taxes payable	174,971	-
Lease payable – net of current portion	-	3,392

Total Long-Term Debt	4,245,601	3,392

COMMITMENTS AND CONTINGENCIES	200,520	134,739

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value; 100,000,000 shares authorized; 62,380,679 and 45,013,414 shares issued and outstanding respectively	18,053,211	14,999,452
Common stock subscribed	(75,000)	(20,000)
Stock options	210,635	124,055
Accumulated deficit	(8,189,216)	(15,713,270)

Total Stockholders’ Equity (Deficit)	9,999,630	(613,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 16,026,663	$ 4,271,477

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

2003	2002

REVENUES	$ 742,316	$ 769,600

COST OF SALES	345,782	346,301

GROSS PROFIT	396,534	423,299

OPERATING EXPENSES
Salaries, wages and benefits	1,092,290	679,044
Executive compensation	318,140	310,568
Other operating expense	311,526	171,711
Consulting	204,500	170,431
Legal and professional fees	241,126	167,215
Advertising and promotion	219,104	139,939
Royalties	6,399	113,623
Bad debts	338,884	110,916
Depreciation and amortization	91,988	69,534
Office expenses	58,489	105,785
Travel expense	115,927	71,145
Fees and licenses	37,133	40,216
Insurance	18,137	29,475
Telephone	27,125	27,213
Impairment loss	-	27,050

Total Operating Expenses	3,080,650	2,233,865

LOSS FROM OPERATIONS	(2,684,116)	(1,810,566)

OTHER INCOME (EXPENSES)
Gain from sale of mine property interest	12,000,000	-
Gain from termination of debt	14,358	253,657
Interest income	1,949	3,029
Interest and finance fees	(1,808,137)	(522,041)
Litigation settlement	-	-
Donations	-	(23,414)

Total Other Income (Expenses)	10,208,170	(288,769)

INCOME (LOSS) BEFORE INCOME TAXES	7,524,054	(2,099,335)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ 7,524,054	$ (2,099,335)

NET INCOME (LOSS) PER COMMON SHARE BASIC	$ 0.15	$ (0.05)

NET INCOME (LOSS) PER COMMON SHARE DILUTED	$ 0.14	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	49,828,168	40,673,014

DILUTED	51,940,863	40,673,014

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

Common Shares	Stock Amount	Stock Options	Common Stock Subscribed	Accumulated Deficit	Total

Balances as of December 31, 2001	36,928,161	$13,391,574	$ 84,901	$ (70,000)	$(13,613,935)	$ (207,460)

Issuance of shares for cash at $0.20 to $0.30 per share	2,945,260	572,065	-	-	-	572,065

Issuance of shares in exercise of options for cash $0.36 per share	600,000	216,110	(66,110)	-	-	150,000

Issuance of stock for debt and interest at $0.10 to $0.35 per share	2,507,113	503,549	-	-	-	503,549

Issuance of stock to officers, employees, consultants, and others for services at $0.10 $0.035 per share	2,032,880	288,029	-	-	-	288,029

Warrants issued as financing fees	-	-	84,375	-	-	84,375

Beneficial conversion feature of outstanding debenture	-	28,125	-	-	-	28,125

Payment of stock subscription	-	-	-	50,000	-	50,000

Options granted to officers as contract bonus	-	-	17,279	-	-	17,279

Net loss for the year ended, December 31, 2002	-	-	-	-	(2,099,335)	(2,099,335)

Balances as of December 31, 2002	45,013,415	14,999,452	120,445	(20,000)	(15,713,270)	(613,373)

Issuance of stock for cash at $0.20 per share	180,000	36,000	-	-	-	36,000

Issuance of shares in exercise of options for cash at $0.10 to $0.25 per share	2,000,000	350,000	-	(75,000)	-	275,000

Options exercised for related party note	350,000	53,890	(18,890)	-	-	35,000

Issuance of stock in exchange of assets	37,500	7,100	-	-	-	7,100

Issuance of stock for debt and accrued interest	3,218,972	732,250	-	-	-	732,500

Issuance of stock to officers, directors, employees	3,893,233	622,200	-	-	-	622,200

Issuance of stock for current interest	537,893	67,580	-	-	-	67,580

Issuance of stock in settlement of accounts payable	1,397,979	209,235	-	-	-	209,235

Issuance of stock for settlement payable	275,600	44,648	-	-	-	44,648

Issuance of stock for financing costs	3,515,726	552,150	-	-	-	552,150

Issuance of stock for expenses	1,960,361	379,831	-	-	-	379,831

Warrants issued as financing fees	-	-	56,250	-	-	56,250

Beneficial conversion feature of outstanding debenture	-	18,875	-	-	-	18,875

Correction to prior stock subscription	-	(20,000)	-	20,000	-	-

Estimated expense for vesting options granted to officers as contract bonus	-	-	52,830	-	-	52,830

Net loss for the year ended December 31, 2003	-	-	-	-	7,524,054	7,524,054

Balances as of December 31, 2003	62,380,679	$18,053,211	$ 210,635	$ (75,000)	$ (8,189,216)	$ 9,999,630

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORP.

CONSOLIDATED CASH FLOW STATEMENTS

Years Ended December 31, 2003 and 2002

2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 7,524,054	$ (2,099,335)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain from debt termination	(15,358)	(253,657)
Depreciation and amortization	91,877	69,534
Impairment loss	-	27,050
Donation of building	-	23,284
Issuance of stock for officers’ and directors’	622,200	288,029
Issuance of stock options for services	52,830	17,279
Issuance of stock options and warrants for financing	56,250	84,375
Beneficial conversion feature of debenture	18,875	28,125
Issuance of stock for interest	67,580	95,242
Issuance of stock for expense	379,831	-
Issuance of stock for financing costs	552,150	-
Notes payable exchange for expenses	23,660	-
Notes issued for interest expense	133,932	-
Revenue recognized on sale of mining property	(12,000,000)	-
Changes in assets and liabilities:
Cash in escrow	400,000	-
Accounts receivable	237,919	(149,983)
Employee receivable	1,270	(1,270)
Prepaid interest	108,048	67,221
Prepaid expenses	56,399	(29,595)
Inventories	218,641	(1,149,817)
Accounts payable	331,930	1,168,611
Accounts payable – related parties	(37,710)	37,710
Interest payable	257,066	92,805
Other accrued liabilities	10,738	299,261

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(905,548)	(1,934,394)

CASH FLOW FROM INVESTING ACTIVITIES
Deposits paid	(28,500)	-
Purchase of property, plant and equipment	(43,984)	(220,746)

NET CASH FLOW USED BY INVESTING ACTIVITIES	(72,484)	(220,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	$ -	$ 254,048
Bank overdraft	-	(22,268)
Issuance of common stock for cash	311,000	722,065
Payment of stock subscription	-	50,000
Payments on settlements	-	(2,000)
Payments on commitments and contingencies	(6,841)	(1,000)
Net payment on lease payable	(7,652)	(7,759)
Net change of line of credit	(237,690)	-
Net payment of notes payable	(426,916)	(78,531)
Net proceeds from note payable	1,341,887	693,943

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	973,788	1,609,498

NET INCREASE (DECREASE) IN CASH	(4,244)	3,621

CASH AT BEGINNING OF YEAR	4,509	888

CASH AT END OF YEAR	$ 265	$ 4,509

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Interest expense paid	$ 8,984	$ 3,247

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for forbearance of notes payable, finance charges and interest	$ -	$ 51,700
Issuance of common stock for prepaid finance charges	$ -	$ 21,250
Issuance of common stock for services	$ -	$ 288,029
Issuance of stock options for services	$ 52,830	$ 17,279
Warrants issued for financing fees	$ 56,250	$ 84,375
Issuance of note payable for prepaid expenses	$ -	$ 50,000
Donation of building	$ -	$ 23,284
Equipment financed with lease	$ -	$ 25,826
Beneficial conversion	$ 18,875	$ 28,125
Mortgage on building purchased	$ 847,000	$ -
Stock issued for patents	$ 3,500	$ -
Note issued for patents	$ 5,000	$ -
Note receivable from sale of mining property interest	$ 12,000,000	$ -
Stock for related party note payable	$ 53,890	$ -
Stock for property and equipment	$ 3,600	$ -
Stock issued for settlements payable	$ 44,648	$ -
Stock issued for accounts payable	$ 209,235	$ -
Stock issued for note payable and accrued interest	$ 732,250	$ -

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

The Company was considered as having a reasonable doubt to be a going concern through most of the year ending December 31, 2003.  During the fourth quarter of the year ended December 31, 2003, the Company began a process to restructure its debt by establishing longer termed agreements and equity conversions as well as identifying new equity sources available to the Company.  For the years ending December 31, 2002 and 2001, the Company’s auditors expressed a going concern qualification on the Company’s audited financial statements.

In March and April 2004, the Company obtained significant additional capital commitments though private placements of its stock.  Management plans to use the majority of the proceeds from the future financing for product placement and further development.  The Company has demonstrated that it now has sufficient funds from operations and investments to continue its committed development plans.

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

National Diatect, Inc.

In July 2000, the Company signed a letter of intent to purchase the inventory of National Diatect, Inc. in a transaction which requires the issuance of 400,000 shares of the Company's common stock, payment of future royalties in the amount of $120,000 payable at the rate of $0.10 per pound of certain products and assumption of a note payable in the amount of $110,000 (bearing interest at 12% and collateralized by inventory and equipment).  The Company has issued 400,000 shares and the agreement has been ratified by the board of directors to a mutually agreed upon reduced notes payable balance of $70,419.  The balance owing on these two notes is $43,306 as of December 31, 2003.  See Note 5.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions.  The wholly owned subsidiary of the Company is listed in Note 1.

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

Bad Debt

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At December 31, 2003, there was an allowance of $62,207 for doubtful accounts.

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

Expenditures for normal repairs and maintenance are charged against earnings as incurred.  The cost and related accumulated depreciation are retired or otherwise disposed.  Depreciation expense for the years ended December 31, 2003 and 2002 was $91,877 and $69,534, respectively.  Depreciation is provided for by the use of straight-line and accelerated methods over the useful lives of the assets which range from 3 to 10 years.

Computer equipment

3 to 5 years

Office Furniture & Equipment

5 years

Manufacturing equipment

5 to 10 years

Building

30 years

Depletion is computed using the unit-of-production method, for any mining property placed in production.  At December 31, 2003, the Company has no mining properties in production.

Goodwill

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition.  The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.  During 2002, it was determined that the remaining recorded goodwill on the companies books was fully impaired and accordingly, the recorded amount was fully expensed

Intangible Assets

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

Basic and Diluted Earnings (Losses) Per Share

Earnings per share are computed by dividing the net earnings/loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.  The 500,000 outstanding options were not included in the computation of net loss per share because they would be antidilutive for the year ended December 31, 2002.  The outstanding stock options and convertible debentures under the treasury stock method results in 2,112,695 of additional shares being considered outstanding for dilutive purposes.

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

At December 31, 2003, the Company had net deferred tax assets of approximately $5,170,561, principally arising from net operating loss carryforwards for income tax purposes based on an average tax rate of 34%.  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  At December 31, 2003, a valuation allowance for $5,170,561 of the net deferred tax asset was recorded because of uncertainties as to the amount of taxable income that will be generated in future years.  In 2003, management determined that it was more likely than not that future taxable income would be sufficient to enable the Company to realize a portion of its deferred tax assets attributable to the issuance of stock options for services.

2003

Net operating loss carryovers	$ 15,590,032
Less: Compensation paid with stock	(382,499)

Adjusted net operating loss carryovers	15,207,533
Average tax rate applied	34%

Deferred tax asset	5,170,561
Less: valuation allowance	(5,170,561)

Deferred tax asset recognized	$ 0

At December 31, 2003, the Company has net operating loss carryforwards of $15,590,032, which expire in the years 2011 through 2022.

Shipping and Handling Fees and Costs

The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001.

Revenue Recognition Policy

During 2003 and 2002, the Company’s revenues originated from sales of products.  Revenues from sales of product are recognized when the product is shipped freight on board and the product is accepted by the customer at which point title passes to the customers.  Sales credits and price concessions are treated as a reduction of revenues.  The customer may return the product at any time and receive credit for the full amount, however, the customer must pay the shipping fees to return the product.

Significant Customers

The Company is a wholesale supplier of products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the country.  During the year ended December 31, 2003, no single customer accounted for more than 10% of gross revenues.

Cost of Goods Sold

Cost of goods sold consists primarily of the raw materials, labor and overhead of products sold, inbound and outbound shipping charges, and packaging supplies.

Other Operating Expense

Other operating expense consists primarily of general expenses not individually material to the financial statements and not otherwise classified.

Advertising and Promotion Expenses

Advertising and promotion expenses included the of costs incurred in the design, development, and printing of Company literature, marketing materials and expenses incurred in efforts to promote the Company’s product. In the process of finding new distributors, Diatect’s in-house sales force attended a number of regional trade shows. The Company expenses all advertising and promotion expenditures as incurred.

Product Warranties

The Company sold the majority of its products to distributors along with replacement warranties.  Warranty expense is included in cost of sales.

Research and Development

Research and development expenses are charged to operations as incurred.  The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets.  If the Company determines that there is a discernible life.  Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset.  The Company periodically reviews its capitalized patent costs to access recoverability based on the projected undiscounted cash flows from operations.  Impairments are recognized in operating results when a permanent diminution in value occurs.  The Company incurred no research and development cost during the years ended December 31, 2003 and 2002.

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company accrues vacation expense throughout the year and, if employees do not utilize their allotment, the Company may cash out all unused pay on the last calendar day of the year.  At December 31, 2003, the Company included $21,476 in other accrued liabilities for compensated absences

Estimates

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003.  The Company has no investment in securities available-for-sale at December 31, 2003.

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," here in after “SFAS No.131 during 2001. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was issued in June 2002 and is not yet effective.  There has been no impact on the Company's financial position or results or operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements.  FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded.  As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary.  FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded.  SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143").  SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged.  The Company adopted SFAS No. 143 which does not impact the financial statements of the Company.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereafter “SFAS No. 150”).  SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company has determined that there was no impact from the adoption of this statement.

In December 2002, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure".  SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123, the adoption of SFAS 148 has no impact on the Company's financial condition or results of operations.

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

NOTE 5 - NOTES PAYABLE

On December 27, 2002 the Company entered into a convertible debenture agreement with LaJolla Cove Investors, Inc. The debenture matures on December 27, 2004, has an eight-percent interest rate and may be converted at any time after the effective date of the SB-2 registration at the option of the holder by exercising the debenture and any accrued interest for common stock.  In addition, the Company issued a warrant in conjunction with the debenture allowing for the purchase of common stock shares equal to those that are converted under the debenture agreement and under the same terms. The conversion price of the debenture is equal to the lesser of $0.25 or eighty-percent of the average of the three lowest market prices during the twenty trading days prior to the holders’ election to convert.  On March 18, 2003 the principal amount of the convertible debenture increased $100,000.  The beneficial conversion feature associated with the debenture and warrant, issued in conjunction with the debenture, resulted in a discount to the debenture of $46,875 and $140,625, at December 31, 2003 and 2002 respectively, which have been recorded as equity and charged to interest at the time the debenture and warrant were issued.  The estimated number of common stock shares that could be converted is 1,562,500 ($250,000 divided by $0.16 which was the fair market value of the Company’s stock at December 27, 2003) for each instrument.

The following assumptions were used to estimate the fair value of the warrant during the year ended December 31, 2003:  dividend yield of zero percent; expected volatility of 65%; risk-free interest rate of eight percent; a strike price of $0.21 (80% of the fair market price of $0.21) and a life of two years.

All of the Company’s notes payable at December 31, 2002 were considered short term.  At December 31, 2003 and 2002, current notes payable consisted of the following:

Creditor and Conditions	2003	2002
Marelko L.C., (a shareholder of the Company), unsecured, interest at 12%, dated April 3, 2002. Due on May 1, 2005.	40,000	40,000

Robinson Family, LLC, (shareholders of the Company), unsecured, interest at 12%, dated April 1, 2001, due on demand.	106,000	106,000

Robert L. Drake and Sandra K Drake, (shareholders of the Company), secured by sale of inventory, interest at 12%, dated July 12, 2000, due on May 5, 2005.	43,306	43,306

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 6, 2003 through April 6, 2004, dated October 6, 2003, due on May 1, 2005.	10,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from July 8, 2003, thereon, dated July 7, 2003, due on May 1, 2005.	10,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from May 21, 2003 through November 21, 2003, dated May 20, 2003, due on May 1, 2005.	100,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 2, 2002 through April 2, 2003, dated October 1, 2002, due on May 1, 2005.	25,000	25,000

Greg Cloward, (a shareholder of the Company), unsecured, interest at 15%, dated January 6, 1997, due on demand.	251,000	251,000

Jeffrey Linabery, unsecured, interest at 14%, due on demand.	7,500	7,500

Shining Star Investment, Inc., a Nevada corporation, (a shareholder of the Company), unsecured, interest at 14%, dated July 14, 1995, due December 31, 1995. Note amount disputed.	5,239	5,239

David J. Black, (a shareholder of the Company), unsecured, interest at 10%, dated August 5, 1997, due on May 5, 2005.	20,000	20,000

David N. Sim, (a shareholder of the Company), unsecured, interest at 15%, dated October 1, 1999, due on demand.	6,500	6,500

D. N. Sim, (a shareholder of the Company) unsecured, interest at 10%, dated January 4, 2000, due on demand.	2,500	2,500

Jack S. Stites, (a shareholder of the Company), unsecured, interest at 15%, dated September 1, 1999. Due on demand Note Paid in 2004.	8,800	8,800

Jack Stites, (shareholder of the Company), unsecured, interest at 12%, dated December 22, 2000, due on demand. Note paid in 2004.	3,000	3,000

Johnny and Jack Stites, (shareholders of the Company) unsecured , interest at 10%, dated February 25, 2000. Due on demand. Note paid in 2004.	20,000	20,000

Jack Stites, (a shareholder of the Company), secured by collateral assignment to collectible accounts receivables, interest at 12%, dated June 19, 2002, Paid in full 2003.	-	40,000

Joseph E. Pigg, Jr., unsecured, interest at 10%, dated September 25, 2000, due on May 1, 2005.	10,000	10,000

Gary Hanson, (shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 2, 2003 dated July 1, 2003, due on demand.	6,000	-

Ed L. Shannon, Jr. and Bruce L Shannon, (shareholders of the Company), unsecured, interest at 12%, dated August 1, 2001, due on May 1, 2005.	200,000	200,000

George H. Henderson, (a shareholder of the Company), unsecured, interest at 10%, dated April 14, 2000, due on December 31, 2000, amended on September 20, 2001, payable in principal installments of $5,000 per month commencing January 15, 2002. Note paid in 2004.	40,000	40,000

RCK, LLC, (a shareholder of the Company) unsecured, interest at 12%, dated September 28, 2001, due on demand. Paid in full 2003.	-	600,000

Venture Creations, Inc. (shareholders of the Company), unsecured, interest at 10%, dated September 20, 2001, due on October 1, 2003. Paid in full 2003.	-	50,000

Kyle Baird, (a shareholder of the Company), unsecured, interest at 10%, dated July 5, 2002, due on September 30, 2002. Paid in full 2004.	-	74,000

Ronald Davis, (a shareholder of the Company), unsecured, interest at 10%, dated July 10, 2002, due on December 31, 2002. Paid in full 2003.	-	79,250

Amanda Wright, unsecured, interest at 10%, dated January 11, 2002, due on July 11, 2002. Paid in full 2003.	-	10,000

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in 2004.	38,000	36,002

Jeffrey Matthews, (a shareholder of the Company), unsecured, interest at 8%, dated April 24, 2002, due on July 20, 2002. Paid in full 2003 .	-	10,403

Brent J. Larsen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 18, 2002, dated July 17, 2002, due on October 17, 2002. Renegotiated December 31, 2003 interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after January 1, 2004 to and until March 31, 2004, due on May 1, 2005.	57,275	50,000

Scot & Jan Lythgoe, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after August 22, 2002, dated August 21, 2002, due on May 1, 2005.	25,000	30,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 25, 2003 through August 1, 2003, dated April 24, 2003, due on May 1, 2005.	105,980	-

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 1, 2002 through March 11, 2003, dated September 30, 2002, due on March 30, 2003. Renegotiated April 24, 2003.	-	50,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from September 12, 2002 through March 11, 2003, dated September 11, 2002, due on March 11, 2003. Renegotiated April 24, 2003	-	50,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 25, 2003 through July 24,2003, dated April 24,2003, due on May 1, 2005.	25,000	-

Orion B & Sue Bishop, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 16, 2002 through April 15, 2003, Paid in full 2003.	-	12,500

Orion B. & Sue Bishop, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 1, 2002 through April 30, 2003, dated September 30, 2002, due on April 30, 2003. Paid in full 2003.	-	12,500

Jerry Sink, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 23, 2002 through April 22, 2003, dated October 22, 2002, due on May 1, 2005.	12,500	12,500

Jerry Sink, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 5, 2002 through April 4, 2003, dated October 4, 2002, due on May 1, 2005.	25,000	25,000

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share from October 31, 2002 through April 30, 2003, dated October 30, 2002, due on April 30, 2003. Paid in full 2004.	6,000	8,111

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from June 26, 2003 thereon, dated June 25, 2002, due on demand. Paid in full 2004.	4,798	-

John H. and Holly Zenger, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from November 16, 2003 through March 15, 2003, dated November 15, 2002, due on May 1, 2005.	25,000	25,000

David J. Stecher, (a shareholder of the Company), unsecured, interest at 15%, dated December 18, 2002, due May 1, 2004.	18,070	18,070

George Ann Pope Charitable Trust, (a shareholder of theCompany), secured, interest at 10%, dated January 15, 2003, due on June 30, 2005.	823,961	-

La Jolla Cove Investors, Inc., (a shareholder of the Company), unsecured, interest at 8%, convertible to common stock at the rate of $0.25 per share or 80% of the average of the three lowest market prices during the 20 calendar days prior to election to convert, dated December 27, 2002, due on December 27, 2004.	250,000	150,000

Jay Downs, (an officer and shareholder of the Company), unsecured, 10% interest, dated December 31, 2003, due on demand, convertible to common stock at $0.25 per share.	20,800	-

Max Sluga, (shareholders of the Company), unsecured, interest at 8%, July 28, 2003, due on May 1, 2005.	20,000	-

Compax/Flexpak, a vendor of the company, has converted its accounts payable balance to secured note with interest at 12% per annum, until paid. Secured by finished goods inventory.	272,354	-

Harold Gunn, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to April 27, 2004, dated October 27, 2003, due on April 27, 2004.	10,000	-

Scott Mitchell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to April 28, 2004, dated October 28, 2003, due on May 1, 2005.	20,000	-

Jared Parkinson, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004.	10,000	-

PJRM, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004. paid in full 2004.	12,500	-

All-Fill, vendor of manufacturing equipment, converted from accounts payable, unsecured, no stated interest. Payments currently being negotiated, due starting June 1, 2005	33,951

Celite Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $1000 due starting June 1, 2005	41,556

Magenta Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $1,000 due starting June 1, 2005	46,119

Valent Biosciences Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $10,000 per month due starting June 1, 2005	401,921

Robert Drake, royalties payable from buyout of National Diatect in 2000, unsecured, no stated interest. Due on June 1, 2005.	113,623

Various Accounts payable, vendors supply raw materials converted from accounts payable, unsecured, no stated interest. Monthly payments due starting June 1, 2005	28,071

Interest payable in more than one year that applies to long-term notes payable	466,942

Total notes payable	$3,829,267	$2,132,181

Current portion of notes payable	605,637	2,132,181

Total Long-term notes	3,223,630	-

At December 31, 2002 $2,132,181 was considered short-term notes payable.  At December 31, 2003 $605,637 was considered short-term.  Through companies restructuring efforts $2,091,446 of notes payable, $551,618 of Accounts Payable, $113,623 of Royalty payable, and $466,944 Interest payable on notes were restructured into a long-term obligation.

Total interest notes payable	480,449
Less interest deemed to be long-term and payable in more than one year	466,942
Current interest payable December 31, 2003	13,507

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

At December 31, 2003, the Company had $12,482 borrowed on an automatic line of credit with Community First National Bank.  This credit facility is unsecured, has no stated maturity and bears interest at 16%.

NOTE 7 - LEASE PAYABLE

At March 2002, the Company obtained a credit facility with HP/Compaq Financial Services in the amount of $37,606.  The Company used $37,606 of this credit to lease computer related equipment for a 36-month period with a $1 buy out option at the end of the lease.  The computer related equipment is deemed to be fully depreciated at the end of this lease.  Under the credit facility, the Company pays $750 per month.  Lease principal payments totaled $1,381 and $0 for 2003 and 2002, respectively.

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

Current Litigation

Sloan, Listrom, Eisenbarth, Sloan & Glassman, LLC

In November 1999, the Company’s former legal counsel was awarded a default judgment against the Company in the amount of $42,166 plus post-judgment interest.  This judgment is partially paid, the remaining outstanding balance is included as a liability on the Company’s balance sheet in settlements payable on December 31, 2002 and December 31, 2003.

L. Craig Hunt

Mr. L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney’s fees.  Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543.  This judgment is presently outstanding and unpaid.  At December 31, 2003 and 2002, $60,543 is included in settlements payable in these financial statements.  An offer to settle for $15,000 cash and the remaining portion to be paid as non-cash stock transaction has been reached as of April 9, 2004

Iver J. Longtieg

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

Compax/Flexpaq v. Diatect - This is a dispute regarding the balance due on a promissory note in the principal amount of $272,354.  Suit has been filed in Salt Lake County, Utah.  Management is defending the claim until the correct amount owed can be determined, at which time it is anticipated that the Company will pay approximately $300,000 to Complete Packaging in principal and interest, which are included on the Company’s balance sheet at December 31,2003

Threatened Litigation

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

During the year ended December 31, 2003, the Company issued 9,296,170 shares of its common stock valued at $1,641,113 in payment of default and interest, 3,893,233 shares of its common stock valued at $622,200 for services from directors and employees.  The shares were valued at their fair market value on the date of issuance.  In addition, the Company issued 1,960,361 shares in payment of $379,831 of expenses.  The Company also sold 2,180,000 shares of its common stock at a price of $0.10 to $0.25 per share for cash and a subscription receivable.  An officer, to whom options with a fair market value of $18,890 had been previously issued, exercised the options and purchased 350,000 shares of common stock.

NOTE 10 - COMMON STOCK SUBSCRIBED

During the year ended December 31, 2002, the Company received $50,000 in payment of a stock subscription receivable.  During the year ended December 31,2003 the Company received $275,000 in cash and $75,000 in subscriptions upon the issuance 2,000,000 share from the exercise of options.  The remaining $75,000 is reflected in the attached financial statements as stock subscription receivable.  See Note 8.

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

Number of Shares Under Options
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

Number of Shares Under Options
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

Exercise of Options

During the year ended December 31, 2002, a shareholder of the Company exercised stock option valued at $66,110 to purchase 600,000 shares of the Company’s common stock.  The Company received $150,000 cash based on the exercise price of the stock issued.  During the year ended December 31, 2003, a shareholder of the Company exercised stock options valued at $18,890 to purchase 350,000 shares of the Company’s common stock.

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

Other Commitments

See Note 8 regarding Long-term liability of $21,275 and regarding Litho-Flexo liability of $72,625.

NOTE 15 - RELATED PARTY TRANSACTIONS

A Director performed services as the Company’s main legal counsel.  Legal services performed by this individual totaled $49,371 and $19,119 for the years ended December 31, 2003 and 2002, respectively, of which $7,377 is included in accounts payable-related party at December 31, 2002.

The Company has employment contracts to pay the Company’s president and vice-president of operations annual compensation in the amounts of $120,000 and $90,000 respectively.  During the year ended December 31, 2002, the Company’s president and vice-president of operations received options to purchase an aggregate of 2,000,000 shares of the Company’s common stock at $0.17 per share.  These options vest when the Company attains various targeted gross annual sales levels.  During January 2001, the Company’s president received a signing bonus of 350,000 options for the purchase of shares of common stock, which was exercised December 1, 2003.  Executive compensation totaled $265,309 and $310,568 for the years ended December 31, 2003 and 2002, respectively.

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

In recording the transaction in the third quarter of 2003, the Company opted to initially discount the face value of the note received.  The note was recorded at $15,562,800, with the related entry to other income in the Company’s statement of operations.  After further analyzing the transaction’s business risks, the Company elected to further discount the note to $12,000,000 at December 31, 2003.

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHICAL AREA DATA

There are no business segments at December 31, 2003

NOTE 17 - OTHER LIABILITIES

At December 31, 2003, the Company had a $257,862 liability for unpaid federal and state withholding taxes, social security tax, medicare tax and federal and state unemployment taxes.  This amount may be subject to penalties and interest.  Also at December 31, 2003, the Company had arranged formal payment plans with the federal and state taxing authorities.

NOTE 18 - ROYALTIES

During the year ended December 31, 2001, the Company agreed to pay a former distributor royalties equal to $0.10 per pound of product produced.  At December 31, 2002, the Company accrued $113,623 for royalties pursuant to this agreement.  At December 31, 2003, the Company was able to extend the maturity of this liability into 2005.

NOTE 19 - SALE OF MINING PROPERTY

On August 12, 2003, Diatect International received a letter of intent from Diatomaceous Earth Deposits of Virginia to purchase 90% of Diatect International’s diatomaceous earth mining site in Oregon for 31.1 million.  The transaction was finalized on September 10, 2003.  Diatomaceous Earth Deposits of Virginia is co-owned Michael P. McQuade (an outside director of Diatect International).  As per the agreement interest does not start to accrue on the note until September 1, 2005 with initial principal payment of $1,945,350 plus accrued interest due September 1, 2006.  See Note 15.

NOTE 20 - SUBSEQUENT EVENTS

In April 2004, the Company received two written capital commitments totaling in excess of two million dollars.  The cash funding under these investment arrangements is to be provided by scheduled equity instrument sales over the next four months.

Due to the combination of the imminent cash infusion, the recent (post – 2003) debt settlements, new and revised creditor commitments, and the expanded distribution of its product line, Diatect’s auditors have removed the going concern qualification from their audit opinion on Diatect’s 2003 financial statements.