Form 10KSB/A
period 2003-12-31
DIATECT INTERNATIONAL CORP
filed 2004-05-17
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

SECOND AMENDMENT

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

All of the Company’s notes payable at December 31, 2002 were considered short term.  At December 31, 2003 and 2002, current notes payable consisted of the following:

Creditor and Conditions	2003	2002
Marelko L.C., (a shareholder of the Company), unsecured, interest at 12%, dated April 3, 2002. Due on May 1, 2005.	40,000	40,000

Robinson Family, LLC, (shareholders of the Company), unsecured, interest at 12%, dated April 1, 2001, due on demand.	106,000	106,000

Robert L. Drake and Sandra K Drake, (shareholders of the Company), secured by sale of inventory, interest at 12%, dated July 12, 2000, due on May 5, 2005.	43,306	43,306

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 6, 2003 through April 6, 2004, dated October 6, 2003, due on May 1, 2005.	10,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from July 8, 2003, thereon, dated July 7, 2003, due on May 1, 2005.	10,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from May 21, 2003 through November 21, 2003, dated May 20, 2003, due on May 1, 2005.	100,000	-

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 2, 2002 through April 2, 2003, dated October 1, 2002, due on May 1, 2005.	25,000	25,000

Greg Cloward, (a shareholder of the Company), unsecured, interest at 15%, dated January 6, 1997, due on demand.	251,000	251,000

Jeffrey Linabery, unsecured, interest at 14%, due on demand.	7,500	7,500

Shining Star Investment, Inc., a Nevada corporation, (a shareholder of the Company), unsecured, interest at 14%, dated July 14, 1995, due December 31, 1995. Note amount disputed.	5,239	5,239

David J. Black, (a shareholder of the Company), unsecured, interest at 10%, dated August 5, 1997, due on May 5, 2005.	20,000	20,000

David N. Sim, (a shareholder of the Company), unsecured, interest at 15%, dated October 1, 1999, due on demand.	6,500	6,500

D. N. Sim, (a shareholder of the Company) unsecured, interest at 10%, dated January 4, 2000, due on demand.	2,500	2,500

Jack S. Stites, (a shareholder of the Company), unsecured, interest at 15%, dated September 1, 1999. Due on demand Note Paid in 2004.	8,800	8,800

Jack Stites, (shareholder of the Company), unsecured, interest at 12%, dated December 22, 2000, due on demand. Note paid in 2004.	3,000	3,000

Johnny and Jack Stites, (shareholders of the Company) unsecured , interest at 10%, dated February 25, 2000. Due on demand. Note paid in 2004.	20,000	20,000

Jack Stites, (a shareholder of the Company), secured by collateral assignment to collectible accounts receivables, interest at 12%, dated June 19, 2002, Paid in full 2003.	-	40,000

Joseph E. Pigg, Jr., unsecured, interest at 10%, dated September 25, 2000, due on May 1, 2005.	10,000	10,000

Gary Hanson, (shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 2, 2003 dated July 1, 2003, due on demand.	6,000	-

Ed L. Shannon, Jr. and Bruce L Shannon, (shareholders of the Company), unsecured, interest at 12%, dated August 1, 2001, due on May 1, 2005.	200,000	200,000

George H. Henderson, (a shareholder of the Company), unsecured, interest at 10%, dated April 14, 2000, due on December 31, 2000, amended on September 20, 2001, payable in principal installments of $5,000 per month commencing January 15, 2002. Note paid in 2004.	40,000	40,000

RCK, LLC, (a shareholder of the Company) unsecured, interest at 12%, dated September 28, 2001, due on demand. Paid in full 2003.	-	600,000

Venture Creations, Inc. (shareholders of the Company), unsecured, interest at 10%, dated September 20, 2001, due on October 1, 2003. Paid in full 2003.	-	50,000

Kyle Baird, (a shareholder of the Company), unsecured, interest at 10%, dated July 5, 2002, due on September 30, 2002. Paid in full 2004.	-	74,000

Ronald Davis, (a shareholder of the Company), unsecured, interest at 10%, dated July 10, 2002, due on December 31, 2002. Paid in full 2003.	-	79,250

Amanda Wright, unsecured, interest at 10%, dated January 11, 2002, due on July 11, 2002. Paid in full 2003.	-	10,000

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in 2004.	38,000	36,002

Jeffrey Matthews, (a shareholder of the Company), unsecured, interest at 8%, dated April 24, 2002, due on July 20, 2002. Paid in full 2003 .	-	10,403

Brent J. Larsen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 18, 2002, dated July 17, 2002, due on October 17, 2002. Renegotiated December 31, 2003 interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after January 1, 2004 to and until March 31, 2004, due on May 1, 2005.	57,275	50,000

Scot & Jan Lythgoe, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after August 22, 2002, dated August 21, 2002, due on May 1, 2005.	25,000	30,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 25, 2003 through August 1, 2003, dated April 24, 2003, due on May 1, 2005.	105,980	-

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 1, 2002 through March 11, 2003, dated September 30, 2002, due on March 30, 2003. Renegotiated April 24, 2003.	-	50,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from September 12, 2002 through March 11, 2003, dated September 11, 2002, due on March 11, 2003. Renegotiated April 24, 2003	-	50,000

Keven Jensen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from April 25, 2003 through July 24,2003, dated April 24,2003, due on May 1, 2005.	25,000	-

Orion B & Sue Bishop, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 16, 2002 through April 15, 2003, Paid in full 2003.	-	12,500

Orion B. & Sue Bishop, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 1, 2002 through April 30, 2003, dated September 30, 2002, due on April 30, 2003. Paid in full 2003.	-	12,500

Jerry Sink, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 23, 2002 through April 22, 2003, dated October 22, 2002, due on May 1, 2005.	12,500	12,500

Jerry Sink, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 5, 2002 through April 4, 2003, dated October 4, 2002, due on May 1, 2005.	25,000	25,000

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share from October 31, 2002 through April 30, 2003, dated October 30, 2002, due on April 30, 2003. Paid in full 2004.	6,000	8,111

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from June 26, 2003 thereon, dated June 25, 2002, due on demand. Paid in full 2004.	4,798	-

John H. and Holly Zenger, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from November 16, 2003 through March 15, 2003, dated November 15, 2002, due on May 1, 2005.	25,000	25,000

David J. Stecher, (a shareholder of the Company), unsecured, interest at 15%, dated December 18, 2002, due May 1, 2004.	18,070	18,070

George Ann Pope Charitable Trust, (a shareholder of theCompany), secured, interest at 10%, dated January 15, 2003, due on June 30, 2005.	823,961	-

La Jolla Cove Investors, Inc., (a shareholder of the Company), unsecured, interest at 8%, convertible to common stock at the rate of $0.25 per share or 80% of the average of the three lowest market prices during the 20 calendar days prior to election to convert, dated December 27, 2002, due on December 27, 2004.	250,000	150,000

Jay Downs, (an officer and shareholder of the Company), unsecured, 10% interest, dated December 31, 2003, due on demand, convertible to common stock at $0.25 per share.	20,800	-

Max Sluga, (shareholders of the Company), unsecured, interest at 8%, July 28, 2003, due on May 1, 2005.	20,000	-

Compax/Flexpak, a vendor of the company, has converted its accounts payable balance to secured note with interest at 12% per annum, until paid. Secured by finished goods inventory.	272,354	-

Harold Gunn, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to April 27, 2004, dated October 27, 2003, due on April 27, 2004.	10,000	-

Scott Mitchell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to April 28, 2004, dated October 28, 2003, due on May 1, 2005.	20,000	-

Jared Parkinson, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004.	10,000	-

PJRM, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004. paid in full 2004.	12,500	-

All-Fill, vendor of manufacturing equipment, converted from accounts payable, unsecured, no stated interest. Payments currently being negotiated, due starting June 1, 2005	33,951

Celite Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $1000 due starting June 1, 2005	41,556

Magenta Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $1,000 due starting June 1, 2005	46,119

Valent Biosciences Corp., vendor supplies raw materials converted from accounts payable, unsecured, no stated interest. Payments of $10,000 per month due starting June 1, 2005	401,921

Robert Drake, royalties payable from buyout of National Diatect in 2000, unsecured, no stated interest. Due on June 1, 2005.	113,623

Various Accounts payable, vendors supply raw materials converted from accounts payable, unsecured, no stated interest. Monthly payments due starting June 1, 2005	28,071

Interest payable in more than one year that applies to long-term notes payable	466,942

Total notes payable	$3,829,267	$2,132,181

Current portion of notes payable	605,637	2,132,181

Total Long-term notes	$ 3,223,630	-

At December 31, 2002 $2,132,181 was considered short-term notes payable.  At December 31, 2003 $605,637 was considered short-term.  Through companies restructuring efforts $2,091,446 of notes payable, $551,618 of Accounts Payable, $113,623 of Royalty payable, and $466,944 Interest payable on notes were restructured into a long-term obligation.

Total interest notes payable	$ 480,449
Less interest deemed to be long-term and payable in more than one year	466,942
Current interest payable December 31, 2003	$ 13,507

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

Mortgage Note Payable

The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 at a rate of 13% per annum. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due.  Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under long-term debt at December 31, 2003.

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