Form 10QSB
period 2004-03-31
DIATECT INTERNATIONAL CORP
filed 2004-05-17
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:

March 31, 2004

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

Yes

[ X ]

No

[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No Par Value	65,968,598
Title of Class	Number of Shares Outstanding as of March 31, 2004

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

Diatect International Corp.

Consolidated Balance Sheets

March 31, 2004	December 31,
(Unaudited)	2003

ASSETS

CURRENT ASSETS
Cash	$ 50,510	$ 265
Accounts receivable
Net allowance for doubtful accounts	174,196	113,724
Prepaid expense	161,084	-
Inventories	981,575	1,040,508

Total Current Assets	1,364,664	1,154,497

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	150,000
Building	725,500	725,500
Computer equipment & software	76,371	76,370
Office furniture & equipment	66,199	66,199
Manufacturing equipment	300,519	297,354
Less accumulated depreciation	(211,683)	(189,019)

Total Property, Plant and Equipment	1,107,846	1,127,344

OTHER ASSETS
Deposits	53,694	-
Note receivable, from related party	12,000,000	12,000,000
Patent	8,500	8,500
Investment in EPA labels, net of amortization	1,736,322	1,736,322

Total Other Assets	13,798,516	13,744,822

TOTAL ASSETS	$ 16,271,026	$ 16,026,663

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable	$ 685,093	$ 592,037
Accrued payroll and taxes	79,576	84,381
Lease payable – current	13,807	13,807
Lines of credit	112,769	113,358
Interest payable	15,811	13,507
Other accrued liabilities	21,476	21,476
Settlements payable	60,543	136,709
Notes payable	513,593	605,637
Mortgage note payable	847,000	-

Total Current Liabilities	2,349,668	1,580,912

LONG-TERM DEBT
Mortgage note payable	-	847,000
Notes payable	3,160,354	3,223,630
Settlements payable	288,594	174,971

Total Long-Term Debt	3,448,948	4,245,601

COMMITMENTS AND CONTINGENCIES	200,520	200,520

STOKHOLDERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized;
66,662,198 and 62,380,697 shares issued and outstanding, respectively.	18,836,678	18,053,211
Common stock subscribed	-	(75,000)
Stock options	210,635	210,635
Accumulated deficit	(8,775,423)	(8,189,216)

Total Stockholders’ Equity	10,271,890	9,999,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,271,026	$ 16,026,663

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Statements of Operations

Three Months Ended

March 31, 2004	December 31,
(Unaudited)	2003

REVENUES, net	$ 209,587	$ 130,453

COST OF SALES	90,074	67,639

GROSS PROFIT	119,513	62,814

OPERATING EXPENSES
Salaries, wages and benefits	138,351	211,551
Executive compensation	56,538	53,503
Other operating expense	92,386	75,288
Consulting	72,347	-
Legal and professional fees	50,324	41,771
Advertising and promotion	108,775	68,610
Bad debts	8,634	45,000
Depreciation and amortization	22,664	24,105
Office expenses	11,459	20,749
Travel	15,864	43,190
Fees and licenses	17,543	9,964
Insurance	7,169	6,324
Telephone	5,613	3,573

Total Operating Expenses	607,667	603,629

OPERATING LOSS	(488,154)	(540,815)

OTHER INCOME (EXPENSES)
Gain from termination of debt	76,166	-
Interest income	-	156
Interest and finance fees	(174,219)	(195,682)
Donations	-	-

Total Other Income (Expenses)	(98,053)	(195,526

INCOME (LOSS) BEFORE INCOME TAXES	(736,341)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (586,207)	$ (736,341)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.02)
DILUTED INCOME PER SHARE	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	$ 64,775,268	$ 46,187,058

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Cash Flow Statements

Three Months Ended

March 31, 2004	March 31, 2003
(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (586,207)	$ (736,341)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain from debt termination	(76,166)	-
Depreciation and amortization	22,664	-
Issuance of stock for current interest	1,507	-
Issuance of stock for expenses	65,545	-
Issuance of stock for financing costs	80,320	-
Issuance of stock for consulting services	32,347	5,040
Changes in assets and liabilities:
Accounts receivable	(57,771)	(4,311)
Inventories	58,933	-
Deposits	-	28,500
Accounts payable & accrued expenses	88,251	-
Interest payable	66,176	69,186

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(304,401)	(637,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,165)	-

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(3,165)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	1,805	-
Payments on lines of credit	(2,394)	-
Issuance of common stock for cash	353,400	-
Net payment of notes payable	-	(400,516)
Net proceeds from notes payable	5,000	869,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	357,811	468,484

NET INCREASE (DECREASE) IN CASH	50,245	(169,442)

CASH AT BEGINNING OF YEAR	265	-

CASH AT END OF YEAR	$ 50,510	$ (169,442)

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Notes to the Interim Consolidated Financial Statements

March 31, 2004

NOTE 1

BASIS AND PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial   statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2

ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp's principal business activities primarily consist of developing and marketing pesticide products.  Diatect International has its principal business located in Heber, Utah with manufacturing, marketing, sales, and corporate offices located there.

NOTE 3

INVENTORIES

Inventories at March 31, 2004 and December 31, 2003 consist of the following:

March 31, 2004	December 31, 2003

Raw Materials	$ 64,519	$ 56,719
Packaging Materials	18,982	13,048
Finished Goods	898,074	970,742

Total	$ 981,575	$ 1,040,508

Finished goods consist of different forms of application of pesticide products.

NOTE 4

NOTES PAYABLE

At March 31, 2004 current and long-term notes payable consisted of the following:

Creditor and Conditions	December 31, 2003

Balance, December 31, 2003	$ 3,715,644

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from May 21, 2003 through November 21, 2003, dated May 20, 2003, due on May 1, 2005.	6,129

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 2, 2002 through April 2, 2003, dated October 1, 2002, due on May 1, 2005.	3,125

George H. Henderson, (a shareholder of the Company), unsecured, interest at 10%, dated April 14, 2000, due on December 31, 2000, amended on September 20, 2001, payable in principal installments of $5,000 per month commencing January 15, 2002. Note paid in 2004	(40,000)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in 2004.	(38,000)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share from October 31, 2002 through April 30, 2003, dated October 30, 2002, due on April 30, 2003. Paid in full 2004	(6,000)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from June 26, 2003 thereon, dated June 25, 2002, due on demand. Paid in full 2004.	(4,798)

PJRM, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004. Paid in full 2004.	(12,500)

Interest payable in more than one year that applies to long-term notes payable	(50,346)

Total notes payable	3,673,947

Current portion of notes payable	513,593

Total long-term notes	$ 3,160,354

At December 31, 2003 $605,637 was considered short-term notes payable.  At March 31, 2004 $513,593 was considered short-term.

Total interest notes payable	$ 66,157
Less interest deemed to be long-term and payable in more than one year	50,346

Current interest payable March 31, 2004	$ 15,811

NOTE 5

LINES OF CREDIT

At March 31, 2004 and December 31, 2003, the Company had $97,000 borrowed on an outstanding line of credit.  The line of credit was extended to the Company by a shareholder utilizing his personal line of credit.  This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At March 31, 2004, the Company had $3,871 borrowed on an automatic line of credit with America First Credit Union.  This credit facility is unsecured, has no stated maturity and bears interest at 9.75%.

At March 31, 2004, the Company had $11,897 borrowed on an automatic line of credit with Community First National Bank.  This credit facility is unsecured, has no stated maturity and bears interest at 16%.

NOTE 6

MORTGAGE NOTE PAYABLE

The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 at a rate of 13% per annum. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due.  Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under long-term debt at December 31, 2003 and under current liabilities at March 31, 2004.

NOTE 7.

LITIGATION

All Fill

All Fill is an equipment vendor in Pennsylvania claiming $31,182.00 is owed for a piece of equipment.  Management is working toward an out of court settlement.  At this time it is anticipated that the Company will pay the full amount of the claim which is included on the companies balance sheet in accounts payable.

Current Litigation

L. Craig Hunt

Mr. L. Craig Hunt brought action on January 14, 1998 against Diatect for damages and breach of contract on a promissory note for the sum of $42,750 plus interest, penalties and attorney’s fees.  Judgment against Diatect International Corp. was rendered on February 1, 1999 in the sum of $61,543.  This judgment is presently outstanding and unpaid.  At March 31, 2004 and December 31, 2003, $60,543 is included in settlements payable in these financial statements.  An offer to settle for $15,000 cash and the remaining portion to be paid as non-cash stock transaction has been reached as of April 9, 2004

Iver J. Longtieg

Mr. Longtieg is pursuing a claim outside of the Future Title/White Mountain Group.  Mr. Longtieg claims an outstanding note for $23,887 plus interest accrued theron.  Mr. Longtieg filed a notice of intent to apply for a default judgment, in Boise, Idaho.  The Company did not answer the complaint and as a result a potential default judgment is possible.  At the current time, Mr. Longtieg has received some partial payments, and is forbearing until such time as Diatect resolves the issue of the original claim.  Mr. Longtieg has agreed to settle the balance in a non-cash stock transaction.  At March 31, 2004 and December 31,2003, $21,275 owed to Mr. Longtieg is included in commitments and contingences on the Company’s balance sheet.  This amount was settled on April 20, 2004 with an issuance of stock.

Compax/Flexpaq v. Diatect - This is a dispute regarding the balance due on a promissory note in the principal amount of $272,354.  Suit has been filed in Salt Lake County, Utah.  Management is defending the claim until the correct amount owed can be determined, at which time it is anticipated that the Company will pay approximately $300,000 to Complete Packaging in principal and interest, which are included on the Company’s balance sheet at March 31, 2004 and December 31,2003

Threatened Litigation

Other Matters

The Company is not aware of any other threatened litigation against it or its subsidiaries.

NOTE 8

COMMON STOCK

During the three months ended March 31, 2004, the Company issued 1,122,901 shares of its common stock for debt and interest valued at $192,395.  In addition, the Company issued 150,276 shares in payment of $25,545 for expenses and 1,314,724 shares in payment of $287,125 for consulting.  The Company received $105,000 in cash for options exercised of 1,000,000 shares.  The stock was valued at it fair market value on the date of issuance.  The Company also sold 693,600 shares of its common stock for $173,400 during the same fiscal period.

NOTE 9

STOCK OPTIONS

There were no options exercised or issued during the quarter ended March 31, 2004.

NOTE 10

COMMITMENTS AND CONTINGENCIES

Futura Title Corporation

During the year ended December 31, 2002, the Company obtained releases of liability from several individuals.  This resulted in a gain from termination of debt, which is reflected in the financial statements at December 31, 2002.  A remaining balance in the amount of $106,620 is included in commitments and contingencies at March 31, 2004.  The Company is currently negotiating a settlement agreement on this liability.  Although the outcome is uncertain, the Company expects to settle for considerably less.

Other Contingencies

The production of pesticides is subject to complex environmental regulations.  As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns which could impair the marketing of its products.

Other Commitments

See Note 6 regarding Long-term liability of $21,275 and regarding Litho-Flexo liability of $72,625.

NOTE 11

SUBSEQUENT EVENTS

On April 2004, the Company received two written capital commitments totaling in excess of two million dollars.  The cash funding under these investment arrangements is to be provided by scheduled equity instrument sales over the next four months.

Subsequent to the date of these financial statements, the Company sold 500,000 shares of its common stock for $50,000 cash.  Other subsequent stock issuances included 566,219 shares of common stock for debt and interest, 577,917 shares for services, and 115,000 shares as settlement included in commitments and contingences.

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

Three Months ended March 31, 2004 compared to March 31, 2003

During the three months ended March 31, 2004 and 2003, our revenues were $209,587 and $130,453, respectively, with costs of sales of $90,074 and $67,639 with gross profits of $119,513 and $62,814.  The increase in our revenues in the three months ended March 31, 2004 compared to 2003 is attributable to  refocusing our efforts in the retail arena.  The new product awareness has created higher demand for both Results and Diatect product lines.

We feel the 62 percent increase in revenues for the three months period ended March 31 2004 compared to the same periods in the preceding year is indicative of our future.

Operating Expenses.  For the three months ended March 31, 2004 and 2003, total operating expenses were $607,667 and $603,628, respectively, for total operating losses of $488,154 and $540,814.

The operating expenses for the three months ended March 31, 2004 were slightly higher than the prior year.  This is a very positive indicator of efforts to reduce costs and at the same time increase revenue.  Simply stated, our expenses increased 1% and our revenue increased over 60%.

Other Income and Expenses.  Other income/expenses showed a loss of $98,053 and $195,526, respectively, for the three months ended March 31, 2004 and 2004.  The improvement came a result of the satisfaction of certain debt at a gain.

For the three months ended March 31, 2004 and 2003, we had net losses of $586,207 and $736,340 and loss per share were $0.01 and $0.02, respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2004, our liquidity was substantially derived from the issuance of common stock for cash.  Cash used in operations has exceeded revenues.  We hope that the remainder of the fiscal year will demonstrate the effectiveness of our marketing and distribution efforts.  We continue to anticipate increases in market development and sales, which will bring us closer to profitability.

At March 31, 2004, we had current assets of $1,364,664, consisting primarily of accounts receivable of $171,495, prepaid expenses of $161,084 and $981,575 in inventory.  We had current liabilities of $2,349,668, consisting primarily of accounts payable of $685,093, a line of credit of $112,769, interest payable of $15,811, and current notes payable of $513,593, plus other accrued liabilities of $21,476, and of $847,000, consisting of the mortgage note payable for the purchase of our facilities.  Accordingly, we have a working capital deficit of $985,004.  At March 31, 2004, we had property, plant and equipment totaling $1,107,846, net of depreciation, and other assets of $13,798,516, consisting primarily of our investment in EPA labels and a note receivable from a related party for $12,000,000.

Cash used in operations for the quarter ended March 31, 2004 was $304,401.  In 2004, our operations have been funded by proceeds from common stock sales.

Cash used by investing activities for the quarter ended March 31, 2004 totaled $3,165 for the purchase of property plant, and equipment.

Cash flows from financing activities for the quarter ended March 31, 2004 totaled $357,811, consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit.  Non-cash financing activities included the issuance of common stock for notes payable of $110,569 and interest of $82,817, and issuance of common stock for consulting services and accounts payable totaling $32,347 and 65,545.

As a result of our past production increase and delays in scheduled shipments, we currently have over 700,376 finished product units with a potential wholesale value of over $4.1 million. We are continuing to market our products into the wholesale; retail and commercial outlets which is expected to continue to absorb the excess inventory.

During the balance of fiscal year 2004, we may seek working capital from several sources, including the equity markets and private investors.

We believe that in the remainder of fiscal 2004, we will increase revenues from operations as we continue to move from the development stage of our products to a full marketing and sales program.  We have initiated an aggressive marketing campaign to the thousands of small retail stores within Southern region.  With our current inventory and our ability to manufacture 60,000 + units per day, we believe we can rapidly meet the potential demand for large quantities of our products.

We believe the largest and most important markets for our products are home and garden and commercial agricultural.  Our product line provides solutions to both homeowners and commercial applicators.  As our working capital increases, we will allocate additional funds to advertising and field support.

Impact of Inflation

We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality

We have not experienced significant variations in sales of products attributable to seasonal factors.

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d- 14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on May 14,2003.

(b)

Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not aware of any other threatened litigation against it or its subsidiaries.

ITEM 2.

CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company issued 1,122,901 shares of its common stock for debt and interest valued at $192,395.  In addition, the Company issued 150,276 shares in payment of $25,545.39 for expenses and 1,314,724 shares in payment of $287,125 for consulting. The Company also sold 693,600 shares of its common stock for $173,400 during the same fiscal period.  The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  (See Consolidated Statements of Stockholders' Equity in the interim financial statements and the notes thereto.)

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

 Exhibits.

Exhibit 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSAUNT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32

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

Date: May 14, 2004

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humpries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 14, 2004

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director