Form 10QSB
period 2004-06-30
DIATECT INTERNATIONAL CORP
filed 2004-08-16
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:

June 30, 2004

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

Yes

[ X ]

No

[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No Par Value	71,136,234
Title of Class	Number of Shares Outstanding as of June 30, 2004

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

Diatect International Corp.

Consolidated Balance Sheets

June 30, 2004	December 31, 2003
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ -	$ 265
Accounts receivable
Net allowance for doubtful accounts	145,989	113,724
Prepaid consulting	281,943	-
Inventories	964,806	1,040,508

Total Current Assets	1,392,738	1,154,497

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	150,000
Building	725,500	725,500
Computer equipment & software	76,371	76,370
Office furniture & equipment	66,199	66,199
Manufacturing equipment	302,325	297,354
Less accumulated depreciation	(234,421)	(189,019)

Total Property, Plant and Equipment	1,086,914	1,127,344

OTHER ASSETS
Deposits	-	-
Note receivable, from related party	12,000,000	12,000,000
Patent	11,050	8,500
Investment in EPA labels, net of amortization	1,736,322	1,736,322

Total Other Assets	13,747,372	13,744,822

TOTAL ASSETS	$ 16,227,024	$ 16,026,663

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable	$ 1,043,853	$ 592,037
Drafts outstanding in excess of balance	20,939	-
Accrued payroll and taxes	67,138	84,381
Lease payable – current	13,807	13,807
Lines of credit	147,432	113,358
Interest payable	588,967	13,507
Other accrued liabilities	16,449	21,476
Settlements payable	60,543	136,709
Royalty payable	113,623	-
Notes payable	2,768,440	605,637
Mortgage note payable	847,000	-

Total Current Liabilities	5,688,191	1,580,912

LONG-TERM DEBT
Mortgage note payable	-	847,000
Notes payable	-	3,110,007
Settlements payable	174,971	288,594

Total Long-Term Debt	174,971	4,245,601

COMMITMENTS AND CONTINGENCIES	179,245	200,520

STOKHOLDERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized;
66,662,198 and 62,380,697 shares issued and outstanding, respectively	19,580,009	18,053,211
Common stock subscribed	(130,000)	(75,000)
Stock options	210,635	210,635
Accumulated deficit	(9,476,027)	(8,189,216)

Total Stockholders’ Equity	10,184,618	9,999,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,227,024	$ 16,026,663

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Statements of Operations

Three Months Ended June 30,		Six Months Ended June 30,
2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)	2003 (Unaudited)

REVENUES	$ 175,535	$ 212,274	$ 385,121	$ 342,727

COST OF SALES	63,944	88,965	154,017	156,604

GROSS PROFIT	111,591	123,309	231,104	186,123

OPERATING EXPENSES
Salaries, wages and benefits	201,499	417,661	396,999	609,320
Executive compensation	52,631	34,422	109,169	113,550
Other operating expense	38,319	60,905	72,872	97,445
Consulting	186,397	5,000	258,744	12,500
Legal and professional fees	49,785	17,389	100,108	115,922
Advertising and promotion	8,409	159,014	117,183	226,584
Bad debts	-	24,900	8,635	69,900
Depreciation and amortization	22,739	23,015	45,402	47,120
Office expense	10,673	11,439	22,773	28,844
Travel	17,328	27,458	33,239	67,620
Fees and licenses	1,910	7,880	19,452	17,844
Insurance	6,532	3,909	13,701	10,233
Telephone	4,496	7,790	10,108	13,099

Total Operating Expenses	600,717	800,782	1,208,385	1,429,981

OPERATING LOSS	(489,126)	(677,473)	(977,281)	(1,243,858)

OTHER INCOME (EXPENSES)
Interest expense	(214,246)	(152,092)	(388,463)	(347,775)
Settlement of other expenses	2,769	(141,172)	78,934	(141,172)
Miscellaneous	-	-	-	156

Total Other Income (Expenses)	(211,477)	(293,264)	(309,529)	(488,791)

LOSS BEFORE INCOME TAXES	(700,603)	(970,737)	(1,286,811)	(1,732,650)

INCOME TAXES	-	-	-	-

NET LOSS	$ (700,603)	$ (970,737)	$ (1,286,811)	$ (1,732,650)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.02)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	70,084,851	47,570,921	67,430,059	46,882,812

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Cash Flow Statements

Six Months Ended

June 30, 2004	June 30, 2003
(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,286,811)	$ (1,732,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain from debt termination	(76,166)	-
Depreciation and amortization	45,402	47,120
Bad debt	8,635	69,900
Issuance of stock expenses	160,046	-
Issuance of stock for financing costs	178,520	54,190
Issuance of stock and exercise of options for consulting services	343,179	89,550
Issuance of stock for compensation	43,693	-
Issuance of stock for directors fees	4,620	-
Changes in assets and liabilities:
Cash in escrow	-	400,000
Accounts receivable	(40,900)	145,455
Employee receivable	-	(785)
Inventories	75,702	109,584
Deposits and prepaid expenses	(0)	135,967
Royalty payable	-	-
Accounts payable & accrued expenses	(122,072)	68,143
Interest payable	117,772	147,186

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(548,381)	(478,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,521)	(43,984)

NET CASH FLOWS USED BY INVESTING ACTIVITIES	(7,521)	(43,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts payable	20,939	105,681
Proceeds from lines of credit	34,074	-
Payments on lines of credit	-	(236,749)
Issuance of common stock for cash	343,400	58,000
Settlements payable	-	-
Commitments	(21,275)	-
Payment of commitments and contingencies	-	(4,334)
Payment of lease payable	-	(9,433)
Net payment of notes payable	(20,500)	(400,516)
Net proceeds from notes payable	199,000	1,007,087

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	555,637	519,736

NET INCREASE (DECREASE) IN CASH	(265)	(2,287)

CASH AT BEGINNING OF YEAR	265	4,509

CASH AT END OF YEAR	$ 0	$ 2,222

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$ -	$ 6,884

Income taxes paid	$ -	$ -

NON-CASH FINANCING ACTIVITIES:
Note issued for interest	$ 9,254	$ 54,190
Property acquired by mortgage	$ -	$ 847,000
Accounts receivable allowance for bad debt	$ 8,635	$ 69,900
Stock issued for accounts payable	$ 160,046	$ 272,354
Stock issued for notes payable and interest	$ 126,075	$ 409,266
Stock issued for financing fees	$ 178,520	$ -
Stock issued for consulting services	$ 636,687	$ 89,550
Stock issued for Commitment and Contingencies	$ 28,755	$ 56,797
Stock issued for compensation	$ 43,692	$ -
Stock issued for directors fees	$ 4,620	$ -
Stock issued for cash	$ 348,400	$ -
Settlement payable reclassified to Royalty payable	$ 113,623	$ -
Long-term note payable reclassified to account payable	$ 551,619	$ -
Long-term interest payable reclassified to current	$ 466,941	$ -

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

Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp's principal business activities primarily consist of developing and marketing pesticide products.  Diatect International has its principal business with manufacturing, marketing, sales, and corporate offices located in Heber City, Utah.

NOTE 3 – INVENTORIES

Inventories at June 30, 2004 and December 31, 2003 consist of the following:

June 30, 2004	December 31, 2003

Raw Materials	$ 74,610	$ 56,719
Packaging Materials	17,035	13,048
Finished Goods	893,160	970,742
Reserve for slow inventory	20,000	0

Total	$ 964,805	$ 1,040,508

Finished goods consist of different forms of application of pesticide products.

NOTE 4

NOTES PAYABLE

All of the Company’s notes payable are considered short-term.  At June 30, 2004 notes payable consisted of the following:

Creditor and Conditions	December 31, 2003

Balance, December 31, 2003	$ 3,715,644

Robert L. Drake and Sandra K Drake, (shareholders of the company), secured by sale of inventory, interest at 12%, dated July 12, 2000, due on May 5, 2005.	$ (1,500)

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from May 21, 2003 through November 21, 2003, dated May 20, 2003, due on May 1, 2005.	6,129

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 2, 2002 through April 2, 2003, dated October 1, 2002, due on May 1, 2005.	3,125

Gary Hanson, (shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 2, 2003 dated July 1, 2003, Paid in full in 2004	(6,000)

George H. Henderson, (a shareholder of the Company), unsecured, interest at 10%, dated April 14, 2000, due on December 31, 2000, amended on September 20, 2001, payable in principal installments of $5,000 per month commencing January 15, 2002. Note paid in 2004	(40,000)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in 2004.	(38,000)

Brent J. Larsen, (a shareholder of the Company), unsecured, interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in full in 2004	(9,100)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share from October 31, 2002 through April 30, 2003, dated October 30, 2002, due on April 30, 2003. Paid in full 2004	(6,000)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from June 26, 2003 thereon, dated June 25, 2002, due on demand. Paid in full 2004.	(4,798)

David J. Stecher, (a shareholder of the Company), unsecured, interest at 15%, dated December 18, 2002, due October 1, 2004	(4,000)

David Andrus, (an officer and shareholder of the Company), unsecured, 10% interest, dated April 1, 2004, due on demand	99,000

Compax/Flexpak, a vendor of the Company, has converted its accounts payable balance to secured note with interest at 12% per annum, until paid. Secured by finished goods inventory.	(15,000)

PJRM, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004. Paid in full 2004.	(12,500)

Weller Enterprises LTD, (shareholders of the Company) unsecured, one time interest payment $5000, convertible to common stock at the rate of $0.20 per share anytime prior to April 14, 2004, dated April 13, 2004, due on May 28, 2004	50,000

Margie Humphries, (an officer and shareholder of the Company), unsecured, one time interest payment of $2700 to be paid May 9, 2004, dated April 13, 2004, due on May 9, 2004	50,000

Total notes payable	$ 3,787,000

Long-term note payable converted to interest Payable	466,942
Long-term note payable converted to accounts payable	551,619
Notes payable considered current	$ 2,768,440

Total long-term notes	$ 3,160,354

At December 31, 2003 $605,637 was considered short-term notes payable.  At June 30, 2004 $2,768,440 was considered short-term.

Total interest notes payable	$ 588,967
Less interest deemed to be long-term	0

Current interest payable June 30, 2004	$ 588,967

NOTE 5

LINES OF CREDIT

At June 30, 2004 and December 31, 2003, the Company had $97,000 borrowed on an outstanding line of credit.  The line of credit was extended to the Company by a shareholder utilizing his personal line of credit.  This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At June 30, 2004, the Company had $3,355 borrowed on an automatic line of credit with America First Credit Union.  This credit facility is unsecured, has no stated maturity and bears interest at 8.25%.

At June 30, 2004, the Company had $12,683 borrowed on an automatic line of credit with Community First National Bank.  This credit facility is unsecured, has no stated maturity and bears interest at 16%.

At June 30, 2004 the Company had $34,393 borrowed on automatic credit lines with various credit card companies.  This credit facility is unsecured, has no maturity and bears interest at 2.9% to 20.8%

NOTE 6 – MORTGAGE NOTE PAYABLE

The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 at a rate of 13% per annum. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due. Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under long-term debt at December 31, 2003 and under current liabilities at June 30, 2004.

NOTE 7 – COMMON STOCK

During the six months ended June 30, 2004, the Company issued 1,825,758 shares of its common stock for debt and interest valued at $304,596.  In addition, the company issued 1,119,412 shares in payment of $203,739 for expenses and 2,033,474 shares in payment of $413,687 for consulting.  The company received $145,000 in cash and $130,000 receivable for options exercised of 2,800,000 shares.  The Company also sold 693,600 shares of its common stock for $173,400 during the same fiscal period.  159,000 shares valued at $28,755 was used as a settlement for a debt in commitment and contingencies.  The Company issued 21,000 shares of common stock to the Board of Directors. The stock was valued at it fair market value on the date of issuance.

NOTE 8 – STOCK OPTIONS

Exercise of Options

During the six months ended June 30, 2004, a shareholder of the Company was granted and exercised stock options valued at $275,000 to purchase 2,800,000 shares of the Company’s common stock.  The Company received $145,000 cash and a receivable of $130,000 based on the exercise price of the stock issued.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Other Contingencies

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns which could impair the marketing of its products.

NOTE 11 – SUBSEQUENT EVENTS

All Fill

All Fill is an equipment vendor in Pennsylvania claiming $31,182.00 is owed for a piece of equipment.  The claim was included on the company’s balance sheet in accounts payable on June 30, 2004. This claim was settled July 7,2004 for $31,182.

La Jolla Cove Investors, Inc.

La Jolla Cove Investors, Inc. brought action on July 12, 2004 against Diatect for breach of contract on a promissory note for the sum of $250,000 plus accrued interest of $18,888 as of June 30, 2004. La Jolla Cove Investors is claiming 150% of principle ($375,000) and accrued interest $18,888 with additional interest at $55.55 per day starting July 1, 2004 until debenture is paid.  In addition La Jolla Cove Investors is claiming additional damages in the amount of $5,000 and an additional $5,000 for each 30-day period after July 17, 2004, with such amount to increase to $10,000 for each 30-day period after September 17, 2004 until debenture is paid.  La Jolla Cove claims it is obligated to 25,000 shares of Diatect stock, with additional stock accruing at the rate of 25,000 shares for each 30-day period until debenture is paid.  At June 30, 2004 $250,000 is included in notes payable (see note 4) in these financial statements.  Management has responded vigorously to the lawsuit and will defend the claim until the correct amount owed can be determined.

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

Six Months ended June 30, 2004 compared to June 30, 2002

During the six months ended June 30, 2004 and 2003, our revenues were $385,121 and $342,727, respectively, with costs of sales of $154,017 and $156,604 with gross profits of $231,104 and $186,123.  The 4% increase in our revenues in the six months ended June 30, 2004 compared to 2003 can be attributable to the reinvesting of our marketing strategies.  During the first half and continuing for the remainder of this year management has taken a proactive approach in marketing for the future.  The revenue numbers will not reflect the significant progress management has been able to achieve with the mass merchandisers until 2005/2006.

Operating Expenses.  For the six months ended June 30, 2004 and 2003, total operating expenses were $1,208,385 and $1,429,981, respectively, for total operating losses of $977,281 and $1,429,981.

The operating expenses for the six months ended June 30, 2004 were lower than the prior year period.  Management has taken a very aggressive approach in reducing operating expenses through free advertising (product awareness), the controlling of bad debts, planning ahead to conserve on travel expenses and manufacturing / shipping with a reduced number of personal.

Other Income and Expenses.  Other income/expenses showed a loss of $309,529 and $488,791, respectively, for the six months ended June 30, 2004 and 2003.  Interest expense was the primary component of other expenses for the respective periods and was higher in 2004 due to increased borrowing and debt service.

For the six months ended June 30, 2004 and 2003, we had net losses of $1,286,811 and $1,732,650 and loss per share was $0.02 and $0.04, respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2004, liquidity was substantially derived from the issuance of notes payable and the issuance of common stock for cash.  Cash used in operations exceeded revenues.  Management feels that the remainder of the fiscal year will be comparable to last year.  Management is not anticipating any significant increases / decreases for the remainder of FY 2004 due to buying cycles.  However, with managements reinvesting of its marketing strategy significant revenue may be realized during the 4th quarter from the large retail sector.  During the 3rd quarter of 2004 the Company will recognize the first payment of $1,945,350 for the note receivable of $31,125,600 in current assets.

At June 30, 2004, we had current assets of $1,392,738, consisting primarily of accounts receivable of $145,989, prepaid consulting of $281,943 and $964,806 in inventory.  We had current liabilities of $5,688,191, consisting primarily of accounts payable of $1,043,853, a line of credit of $147,432, interest payable of $588,967, and current notes payable of $2,768,440, plus a mortgage note payable of $847,000.  Accordingly, we have a working capital deficit of $4,295,453.  At June 30, 2004, we had property, plant and equipment totaling $1,086,914, net of depreciation, and other assets of $13,747,372, consisting primarily of the receivable for the sale of mine less a reserve.

Cash used in operations for the quarter ended June 30, 2004 was $548,381.  In 2004, operations have been funded by cash from operations and subsidized by proceeds from notes payable.

Cash used by investing activities for the quarter ended June 30, 2004 totaled $7,521 for the purchase of property plant, and equipment.

Cash flows from financing activities for the quarter ended June 30, 2004 totaled $555,637 consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit.  Non-cash financing activities included the issuance of common stock for notes payable, interest, and debt for accounts payable totaling $1,526,798.

As a result of our past production increase and delays in scheduled shipments, we currently have over 580,000 finished product units with a potential wholesale value of over $4.5 million. We are continuing to reinvest in our market strategy.  The wholesale, retail and commercial outlets are expected to continue to absorb the excess inventory.

During the balance of fiscal year 2004, we may seek working capital from several sources, including the equity markets and private investors.

Impact of Inflation

We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality

We have experienced slight variations in sales of products attributable to seasonal factors.

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on June 30,2004.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not aware of any other threatened litigation against it or its subsidiaries.

ITEM 2.

CHANGES IN SECURITIES

During the six months ended June 30, 2004, the Company issued 1,825,758 shares of its common stock for debt and interest valued at $304,596.  In addition, the company issued 1,119,412 shares in payment of $203,739 for expenses and 2,033,474 shares in payment of $413,687 for consulting.  The company received $145,000 in cash and $130,000 receivable for options exercised of 2,800,000 shares.    The Company also sold 693,600 shares of its common stock for $173,400 during the same fiscal period.  159,000 shares valued at $28,755 was used as a settlement for a debt in commitment and contingencies.  The Company issued 21,000 shares of common stock to the Board of Directors. The stock was valued at it fair market value on the date of issuance.  The above securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  (See Consolidated Statements of Stockholders’ Equity in the interim financial statements and the notes thereto.)

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit 31 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSAUNT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)

Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DIATECT INTERNATIONAL CORPORATION

Date: August 15, 2004

/s/ Jay W. Downs, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humpries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: August 15, 2004

/s/ Jay W. Downs, Director

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

/s/ Javvis O. Jacobson, Director