Form 10QSB
period 2004-09-30
DIATECT INTERNATIONAL CORP
filed 2004-11-22
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:  September 30, 2004

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

Yes

[ X ]

No

[     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, No Par Value	76,816,146
Title of Class	Number of Shares Outstanding as of September 30, 2004

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

Diatect International Corp.

Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ -	$ 265
Accounts receivable, net allowance for doubtful accounts	119,659	113,724
Prepaid consulting	216,879	-
Current portion receivable from related party	750,000	-
Inventories	896,157	1,040,508
Total Current Assets	1,982,695	1,154,497

PROPERTY, PLANT AND EQUIPMENT
Mining property	940	940
Land	150,000	150,000
Building	725,500	725,500
Computer equipment & software	76,370	76,370
Office furniture & equipment	66,199	66,199
Manufacturing equipment	302,325	297,354
Less accumulated depreciation	(257,118)	(189,019)
Total Property, Plant and Equipment	1,060,217	1,127,344

OTHER ASSETS
Note receivable from related party	11,250,000	12,000,000
Patent	11,050	8,500
Investment in EPA labels, net of amortization	1,736,322	1,736,322
Total Other assets	12,997,372	13,744,822

TOTAL ASSETS	$ 16,044,284	$ 16,026,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 908,357	$ 592,037
Drafts outstanding in excess of balance	23,546	-
Accrued payroll and taxes	81,626	84,381
Lease – payable	13,807	13,807
Lines of credit	146,138	113,358
Interest payable	709,590	13,507
Other accrued liabilities	20,086	21,476
Settlements payable	60,543	136,709
Royalty payable	113,623	-
Notes payable	2,746,940	605,637
Mortgage payable	847,000	-
Total Current Liabilities	5,671,257	1,580,912

LONG-TERM DEBT
Mortgage note payable	-	847,000
Notes payable	-	3,110,007
Settlements payable	174,971	288,594
Total Long-Term Debt	174,971	4,245,601

COMMITEMENTS AND CONTIGENCIES	179,245	200,520

STOCKHOLDERS’ EQUITY
Common stock, no par value; 100,000,000 shares authorized;
76,816,146 and 62,380,697 shares issued and outstanding, respectively	20,228,691	18,053,211
Common stock subscribed	(130,000)	(75,000)
Stock options	210,635	210,635
Accumulated deficit	(10,290,515)	(8,189,216)
Total Stockholders’ Equity	10,018,812	9,999,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,044,284	$ 16,026,663

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)	2003 (Unaudited)

REVENUES	$ 194,477	$ 241,084	$ 579,599	$ 583,811

COST OF SALES	72,624	88,239	226,549	244,843

GROSS PROFIT	101,853	152,845	333,049	338,968

OPERATING EXPENSES
Salaries, wages and benefits	159,293	314,901	600,509	869,962
Executive compensation	64,793	68,615	173,963	182,165
Other operating expense	78,547	74,492	107,210	218,410
Consulting	65,064	25,000	323,808	37,500
Legal and professional fees	12,695	48,733	112,803	164,655
Advertising and promotion	35,490	73,944	152,674	300,528
Bad debts	26,838	18,300	35,473	88,200
Depreciation and amortization	22,697	22,378	68,099	69,499
Office expense	11,291	7,954	34,014	44,636
Travel	13,032	28,599	46,272	96,220
Fees and licenses	6,075	12,621	25,528	30,465
Insurance	2,282	3,685	15,984	13,919
Telephone	6,924	7,828	17,032	20,926
Total Operating Expenses	485,019	707,050	1,693,367	2,137,086

OPERATING LOSS	(383,166)	(554,205)	(1,360,318)	(1,798,118)

OTHER INCOME (EXPENSES)
Sale of mining property	-	15,562,800	-	15,562,800
Interest expense	(434,564)	(237,986)	(823,029)	(585,605)
Gain from termination of debt	3,150	-	82,085	-
Settlement of other expenses	-	-	-	(141,172)
Miscellaneous	-	14,358	-	14,358
Total Other Income (Expenses)	(431,414)	15,339,172	(740,944)	14,850,381

LOSS BEFORE INCOME TAXES	(814,580)	14,784,967	(2,101,262)	13,052,263

INCOME TAXES	-	-	-	-

NET LOSS	$ (814,580)	$ 14,784,967	$ (2,101,262)	$ 13,052,263

BASIC AND DILUTED
NET LOSS PER SHARE	$ (0.01)	$ 0.30	$ (0.03)	$ 0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTADNING
BASIC AND DILUTED	75,722,974	49,794,334	69,994,792	47,951,328

See condensed notes to interim financial statements.

Diatect International Corp.

Consolidated Cash Flow Statements

	Nine Months Ended September 30,
	2004 (Unaudited)	2003 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (2,101,262)	$ (1,732,703)
Adjustments to reconcile net loss to cash used by operating activities:
Gain from debt termination	(76,166)	-
Depreciation and amortization	68,099	47,120
Bad debt	35,473	69,900
Issuance of stock for expenses	431,375	-
Issuance of stock for financing costs	506,823	54,190
Issuance of stock and exercise of options for consulting services	396,063	89,550
Issuance of stock for compensation	69,238	-
Issuance of stock for directors fees	8,260	-
Changes in assets and liabilities:
Cash in escrow	-	400,000
Accounts receivable	(41,445)	145,455
Employee receivable	-	(785)
Inventories	144,351	109,584
Deposits and prepaid expenses	(216,879)	135,967
Royalty payable	-	-
Accounts payable & accrued expenses	(239,443)	68,143
Interest payable	232,396	147,186

NET CASH FLOWS USED BY OPERATING ACTIVITIES	(783,118)	(478,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,522)	(43,984)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(7,522)	(43,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Overdrafts payable	23,546	105,681
Proceeds from line of credit	32,780	-
Payments of line of credit	-	(236,749)
Issuance of common stock for cash	593,324	58,000
Settlements payable	-	-
Commitments	(21,275)	-
Payment of commitments and contingencies	-	(4,334)
Payment of lease payable	-	(9,433)
Net payment of notes payable	(56,500)	(400,516)
Net proceeds from notes payable	218,500	1,007,087
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	790,375	519,736

NET INCREASE (DECREASE) IN CASH	(265)	(2,287)

CASH AT BEGINNING OF YEAR	265	4,509

CASH AT END OF PERIOD	$ -	$ 2,222

Nine Months Ended September 30,
	2004 (Unaudited)	2003 (Unaudited)

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense paid	$ 823,029	$ 6,884

Income taxes paid	$ -	$ -

NON-CASH FINANCING ACTIVITIES:
Note issued for interest	$ 9,254	$ 54,190
Property acquired by mortgage	$ -	$ 847,000
Accounts receivable allowance for bad debt	$ 35,473	$ 69,900
Stock issued for accounts payable	$ 431,375	$ 272,354
Stock issued for notes payable and interest	$ 126,075	$ 409,266
Stock issued for financing fees	$ 464,690	$ -
Stock issued for consulting services	$ 451,063	$ 89,550
Stock issued for Commitment and Contingencies	$ 31,455	$ 56,797
Stock issued for compensation	$ 69,238	$ -
Stock issued for directors fees	$ 8,260	$ -
Stock issued for cash	$ 593,323	$ -
Settlement payable reclassified to royalty payable	$ 113,623	$ -
Long-term note payable reclassified to account payable	$ 551,619	$ -
Long-term interest payable reclassified to current	$ 466,941	$ -

See condensed notes to interim consolidated financial statements.

Diatect International Corp.

Notes to the Interim Consolidated Financial Statements

September 30, 2004

NOTE 1 – BASIS AND PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial   statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Diatect International Corp's principal business activities primarily consist of developing and marketing pesticide products.  Diatect International has its principal business with manufacturing, marketing, sales, and corporate offices located in Heber City, Utah.

NOTE 3 – INVENTORIES

Inventories at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003

Raw materials	$ 63,401	$ 56,719
Packaging materials	14,288	13,048
Finished goods	858,468	970,742
Reserve for slow inventory	(40,000)	-
Total	$ 896,157	$ 1,040,508

Finished goods consist of different forms of application of pesticide products.

NOTE 4 – NOTES PAYABLE

All of the Company’s notes payable are considered short-term.  At September 30, 2004 notes payable consisted of the following:

Creditor and Conditions	December 31, 2003
Balance, December 31, 2003	3,715,644

Robert L. Drake and Sandra K Drake, (shareholders of the Company), secured by sale of inventory, interest at 12%, dated July 12, 2000, due on May 5, 2005.	($4,500)

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from May 21, 2003 through November 21, 2003, dated May 20, 2003, due on May 1, 2005.	6,129

David L. or Eileen S. Russell, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from October 2, 2002 through April 2, 2003, dated October 1, 2002, due on May 1, 2005.	3,125

Gary Hanson, (shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after July 2, 2003 dated July 1, 2003, Paid in full 2004	(6,000)

Ed L. Shannon, Jr. and Bruce L Shannon, (shareholders of the Company), unsecured, interest at 12%, dated August 1, 2001, due on May 1, 2005.	(1,500)

George H. Henderson, (a shareholder of the Company), unsecured, interest at 10%, dated April 14, 2000, due on December 31, 2000, amended on September 20, 2001, payable in principal installments of $5,000 per month commencing January 15, 2002. Note paid in full.	(40,000)

Hyrum L. & Helen Mae Andrus, (shareholders of the Company), interest at 8%, dated April 24, 2002, due on June 24, 2002. Renegotiated interest at 10%, dated July 10, 2003, due on demand. Note paid in 2004.	(38,000)

Brent J. Larsen, (a shareholder of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share at any time after January 1, 2003 and untill March 31, 2004, dated December 31, 2003, due on March 31, 2004.	(9,100)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share from October 31, 2002 through April 30, 2003, dated October 30, 2002, due on April 30, 2003. Paid in full	(6,000)

Brian S. and Roxanne R. Clark, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.25 per share from June 26, 2003 thereon, dated June 25, 2002, due on demand. Paid in full 2004.	(4,798)

David J. Stecher, (a shareholder of the Company), unsecured, interest at 15%, dated December 18, 2002, due May 1, 2004.	(6,000)

David Andrus, (an officer and shareholder of the Company), unsecured, 10% interest, dated April 1, 2004, due on demand, convertible to common stock at $0.25 per share.	119,800

Compax/Flexpak, a vendor of the company, has converted its accounts payable balance to secured note with interest at 12% per annum, until paid. Secured by finished goods inventory.	(37,500)

Jay Downs, (an officer and shareholder of the Company), unsecured, 10% interest, dated December 31, 2003, due on demand, convertible to common stock at $0.25 per share.	(20,800)

Jared Parkinson, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004.	(2,500)

PJRM, (shareholders of the Company), unsecured, interest at 10%, convertible to common stock at the rate of $0.20 per share anytime prior to May 4, 2004, dated October 31, 2003, due on May 1, 2004. paid in full 2004.	(12,500)

Weller Enterprises LTD, (shareholders of the Company), unsecured, one time interest payment $5000, convertible to common stock at the rate of $0.20 per share anytime prior to April 14, 2004, dated May 28, 2004, due on May 28, 2004.	50,000

Grant Kohler, unsecured, interest 10%, convertible to common stock at the rate of $0.20 per share, dated September 13, 2004, upon demand.	10,000

Margie Humphries, (an officer of the Company), unsecured, one time interest payment of $2700, dated October 31, 2003, due on May 1, 2004.	50,000

Total notes payable	3,765,500

Long-term note payable converted to interest payable	466,942
Long-term note payable converted to accounts payable	551,619
Note payable considered current	2,746,940

Total Long-term notes	174,971

At December 31, 2003 $605,637 was considered short-term notes payable. At June 30, 2004 $2,768,440 is considered short-term.

Total interest accrued on notes payable	709,590
Less interest deemed to be long-term	0
709,590

NOTE 5 – LINES OF CREDIT

At September 30, 2004 and December 31, 2003, the Company had $97,000 borrowed on an outstanding line of credit.  The line of credit was extended to the Company by a shareholder utilizing his personal line of credit.  This credit facility is unsecured, has no stated maturity, and bears interest at 12%.

At September 30, 2004, the Company had $3,019 borrowed on an automatic line of credit with America First Credit Union.  This credit facility is unsecured, has no stated maturity and bears interest at 8.25%.

At September 30, 2004, the Company had $12,825 borrowed on an automatic line of credit with Community First National Bank.  This credit facility is unsecured, has no stated maturity and bears interest at 16%.

At September 30, 2004 the Company had $33,294 borrowed on automatic credit lines with various credit card companies.  This credit facility is unsecured, has no maturity and bears interest at 2.9% to 20.8%

NOTE 6 – Mortgage Note Payable

The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 at a rate of 13% per annum. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due. Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under long-term debt at December 31, 2003 and under current liabilities at September 30, 2004.The mortgage note payable is secured by the building and EPA REGISTRATION NUMBERS: 42850-1, 42850-2, 42850-3, 42850-4 AND 42850-5, heating, air conditioning, phone and electrical equipment, together with all fixtures, located upon the property.

NOTE 7 – COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 2,375,083 shares of its common stock for debt and interest valued at $587,766.

Issued 1,119,412 shares in payment of $203,739 for expenses and 3,388,801 shares in payment of $500,623 for consulting.

The Company received $145,000 in cash and $130,000 receivable for options exercised of 2,800,000 shares.

The Company also sold 4,131,100 shares of its common stock for $448,323 during the same fiscal period.

Issued 189,000 shares valued at $31,455 as a settlement for a debt recorded in commitment and contingencies.

Issued 49,000 shares of common stock to the Board of Directors. The stock was valued at it fair market value on the date of issuance.

NOTE 8 – STOCK OPTIONS

Exercise of Options

During the nine months ended September 30, 2004, a shareholder of the Company was granted and exercised stock options valued at $275,000 to purchase 2,800,000 shares of the Company’s common stock.  The Company received $145,000 cash and a receivable of $130,000 in connection with the exercise of the stock options.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Iver J. Longtieg

Mr. Longtieg agreed to settle the balance in a non-cash stock transaction on April 20, 2004.  At December 31,2003, $21,275 owed to Mr. Longtieg is included in commitments and contingences on the Company’s balance sheet.

Other Contingencies

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 10 – SUBSEQUENT EVENTS

On October 28, 2004 Jay Downs resigned as Chairman of the Board, CEO, President and CFO.  The Board of Directors appointed Dave Andrus as interim CEO, President and CFO.

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

Nine Months ended September 30, 2004 compared to September 30, 2003

During the nine months ended September 30, 2004 and 2003, our revenues were $579,599 and $583,811, respectively, with costs of sales of $246,549 and $244,843 with gross profits of $333,049 and $338,968.  During the nine months ending September 30, 2004 and continuing for the remainder of this year management has taken a proactive approach in marketing for the future.  The revenue numbers will not reflect the significant progress management has been able to achieve with the mass merchandisers until 2005/2006.

Operating Expenses.  For the nine months ended September 30, 2004 and 2003, total operating expenses were $1,693,367 and $2,137,086, respectively, for total operating losses of $1,360,318 and $1,798,118.

The operating expenses for the nine months ended September 30, 2004 were lower than the prior year period.  Management has taken a very aggressive approach in reducing operating expenses through free advertising (product awareness), the controlling of salary, wages, and benefits, reduction of travel expenses and manufacturing / shipping with a reduced number of personal and operating as lean manufacturing.

Other Income and Expenses.  For the nine months ended September 30, 2004 and 2003, other income/expenses showed a loss of $740,944 and gain of $14,850,381, respectively.  Interest expense was the primary component of other expenses for the respective periods and was higher in 2004 due to increased borrowing and debt service.  The gain in the nine months September 30, 2003 was from the sale of mining property.

For the nine months ended September 30, 2004 and 2003, we had net loss of $2,101,262 and gain of $13,052,263 and loss per share was $(0.03) and gain $0.27, respectively.

Liquidity and Capital Resources

In the nine months ended September 30, 2004, liquidity was derived from revenue and the issuance of notes payable and the issuance of common stock for cash.  Cash used in operations exceeded revenues.  Management feels that the remainder of the fiscal year will be comparable to last year.  Management is not anticipating any significant increases / decreases for the remainder of FY 2004.  However, with managements reinvesting of its marketing strategy significant revenue may be realized during the 4th quarter from the large retail sector.  During September 30, 2004 quarter the Company recognize the first payment of $1,945,350 for the note receivable of $31,125,600 in current assets.  The current portion of mine receivable was impaired to $750,000.

At September 30, 2004, we had current assets of $1,982,695, consisting primarily of accounts receivable of $119,659, prepaid consulting of $216,879 and $896,157 in inventory.  We had current liabilities of $5,671,257, consisting primarily of accounts payable of $908,357, a line of credit of $146,138, interest payable of $709,590, and current notes payable of $2,746,940, plus a mortgage note payable of $847,000.  Accordingly, we have a working capital deficit of $3,688,562.  At September 30, 2004, we had property, plant and equipment totaling $1,064,217, net of depreciation, and other assets of $13,997,372, consisting primarily of the receivable for the sale of mine less a reserve.

Cash used in operations for the quarter ended September 30, 2004 was $783,118.  In 2004, operations have been funded by cash from operations and subsidized by proceeds from notes payable.

Cash used by investing activities for the quarter ended September 30, 2004 totaled $7,522 for the purchase of property plant, and equipment.

Cash flows from financing activities for the quarter ended September 30, 2004 totaled $790,375 consisting of cash received from the sale of common stock, proceeds from newly issued notes payable, offset by payments on previously issued notes payable and line of credit.  Non-cash financing activities included the issuance of common stock for notes payable, interest, and debt for accounts payable totaling $2,289,102.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on September 30,2004.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Settled litigation

All Fill

All Fill is an equipment vendor in Pennsylvania claiming $31,182.00 is owed for a piece of equipment.  The claim was included on the company’s balance sheet in accounts payable on September 30, 2004. This claim was settled July 7,2004 for $31,182.

Threatened litigation

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

ITEM 2.

CHANGES IN SECURITIES

Issued 2,375,083 shares of its common stock for debt and interest valued at $587,766.

Issued 1,119,412 shares in payment of $203,739 for expenses and 3,388,801 shares in payment of $500,623 for consulting.

Received $145,000 in cash and $130,000 receivable for options exercised of 2,800,000 shares.

Issued 4,131,100 shares of its common stock for $448,323 during the same fiscal period.

Issued 189,000 shares valued at $31,455 as a settlement for a debt recorded in commitment and contingencies.

Issued 49,000 shares of common stock to the Board of Directors. The stock was valued at it fair market value on the date of issuance.

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

DIATECT INTERNATIONAL CORPORATION

Date: November 15, 2004

/s/ David Andrus, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: November 15, 2004

/s/ John L. Runft, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

/s/ Javvis O. Jacobson, Director