Form 10KSB
period 2004-12-31
DIATECT INTERNATIONAL CORP
filed 2005-04-18
CIK 319124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2004 10KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the issuer's revenues for its most recent fiscal year:  $ 665,676

State the aggregate market value of the voting stock held by non-affiliates of the registrant. At April 15, 2005, the aggregate market value of our voting stock held by non-affiliates was $5,574,257 based on 79,632,241 shares held by non-affiliates.  The average of the bid and asked price of our stock on April 15, 2005, was $0.07 per share.

At April 15, 2005, we had  98,825,041 shares of common stock, no par value, issued and outstanding.

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

ITEM 1.  BUSINESS

General

Diatect International Corporation was incorporated in California in May 19, 1979. We produce a variety of insecticides that  utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animal life.  Some of these materials have been used separately for years as adequate alternatives to hazardous chemical insecticides.  By combining these materials together in our products, we have created a powerful synergy that leads to more effective insect control than they can provide individually.

Over the past decade, chemical companies have voluntarily dropped the registration of approximately 93 active ingredients and 6,100 pesticide products that were in use at the time of cancellation.  Additionally, since insecticides were first used in the 1940's, more than 600 insect species have developed resistance to many synthetic pesticides, leading the industry to constantly search for new products. Our products differ in that they are natural and non-toxic, and insects have not shown to develop a resistance thereto.

We have obtained five EPA registrations and nine retail labels necessary for the production and marketing of insect control products. The approval by the EPA of our labels represents an important asset of the Company since EPA approval can be a lengthy and expensive process. Due to the length of time required to obtain EPA approval for our labels, we did not begin commercial marketing of our products until the later part of 2001.

In an effort to increase sale, we implemented a fund raising program commencing in 2002 whereby our most popular product, Fire Ant, was sold to numerous chapters of an agricultural organization in the southeastern United States. When collection of accounts receivable did not materialize, we elected to contribute our product rather than force collection and charged uncollected amounts to advertising and promotion expense.

At the end of 2004 the Company had 12 employees.  The Company uses a mix of contract labor and employees in the field to market and sell it’s products to the end user and distributors for retail sales.  At the current time the Company has been no long term contracts with any of it’s distributors.  The company does have a four year history with many of it’s retail customers and over ten years with many of it’s agriculture customers.

We have obtained five EPA registrations and nine retail labels necessary for the production and marketing of insect control products. The approval by the EPA of our labels represents an important asset of the Company since EPA approval can be a lengthy and expensive process. Due to the length of time required to obtain EPA approval for our labels, we did not begin commercial marketing of our products until the later part of 2001.

Starting in early 2004 we began to implement an OTC (over the counter) strategy to increase the sales of the Company.  Part of the strategy is to implement a Fundraiser Program with the FFA Chapters in the Fireant areas of the Unites States.   Also to better increase awareness of our Insecticide products the Company plans to increase it’s trade show schedule for the upcoming years.

At the end of 2004 the Company had 12 employees.  The Company uses a mix of contract labor and employees in the field to market and sell it’s products to the end user and distributors for retail sales.  At the current time the Company has been no long term contracts with any of it’s distributors.  The company does have a four year history with many of it’s retail customers and over ten years with many of it’s agriculture customers.

During the end of 2002 and continuing into 2003 the company relocated it’s manufacturing facilities from Kansas to Utah.  Also the Company moved it’s headquarters From Idaho to Utah, to better control overhead and the manufacturing process the Company has combined all of its business entities under one roof in Heber City, Utah.

Research and Development

The Company has signed an agreement with a Chemist to evaluate a new strand of extended release Plant nutrients that if proven successful would have a significant impact on the companies product lines.  At the current time the company feels that there will not be realization of increased revenue until 2005/2006.

Marketing/Sales

In addition to the ongoing marketing and sales programs the Company has added the following two programs “Got bugs Fundraiser”, “Direct Market Infomercial”.  The “Gotbugs fundraiser utilizes the FFA chapters within Fireant states to sell Results Fireant for a fundraiser to help provide funding for the educational programs within the FFA Chapters.  Although this program has been well received the final outcome has not been determined.  “Direct Market Infomercial” The Company has started airing in certain regions of the Fireant area it’s infomercial direct to consumer, the company can not forecast any sales projections at this time.

The company has signed a distribution agreement with ITB.  ITB has existing contacts within the Pest Control Market.  ITB believes that Diatect’s product would make a good addition to the products that the PCO will use to combat home pests.  The company has started a relationship with a Company in Germany for the distribution of it’s product line.  At this time the international effort is in the preliminary stages and will continue for many years.

Products

Management recognizes the future demand for environmentally acceptable insecticide products in all agriculture retail, and organic industries worldwide.  Our business plan calls for formulations which are natural in composition; components which, as stand-alone insecticides, non-toxic, user and Eco-sensitive, yet cost-effective and they work.

The active ingredients used in our products are diatomaceous earth (“DE”), pyrethrin (a natural extract chemical) and pypernyl butoxide (“PBO” a chemical agent).  We combine DE, pyrethrin and PBO by using surfactants to ensure a good mix and greatly increase effectiveness and persistence.  The combination of these active ingredients results in a compound much more effective than each ingredient individually.  When using the ingredients together, DE breaks down the chitin, allowing the pyrethrin to act on an insect’s nerve cells directly.  The pyrethrin does not evaporate as quickly and is released for hours rather than minutes.  PBO acts as a synergist and increases effectiveness of the pyrethrin by as much as ten times.

Our products consist of five fully registered EPA labels and nine retail labels.  An EPA registration allows the Company to manufacture a product and place it into a retail package for resale.

EPA Registrations

1.  42850-1

2.  42850-2

3.  42850-3

4.  42850-4

5.  42850-5

Retail Registrations

1.

Diatect II is sold in the agriculture market. The insecticide is marketed as “Diatect II Multi-Purpose Insect control.”  Diatect II is used in a wide variety of areas, e.g., edible growing crops, animal quarters, livestock, ornamentals, etc.

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

8.

Results Rose & Floral protects azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, and many other plants.  It also destroys insects such as mealy bugs, fruit flies, white flies, and caterpillars that ruin the beauty of garden flowers and plants.

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

Competition in the Insecticide Industry

The principal players in the U.S. insecticide industry, are major companies.  Most companies  have more extensive resources than we do and have established product recognition.  We believe, however, that by focusing on more natural, safer, non hazardous, eco-sensitive insecticides, we are able to acquire market niches which have not been a focus of the larger, better established companies. We believe we have an advantage in the products and market niche we have identified in that we have already obtained EPA approval of our products and labels.

Board and Management Changes

In 2004, Javvis Jacobson was elected on to the Board of Directors and was nominated for the Audit Chair.

Subsidiaries

At December 31, 2003, we have no active subsidiaries.

ITEM 2.  PROPERTIES

Diatect International Corporation, 875 South Industrial Parkway, Heber City, Utah 84032.  This facility is a 20,254 square foot class C masonry office/warehouse building on 1.928 acres in the Heber City, Utah Industrial Park.  The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 bearing interest at a rate of 13% per annum and secured by the related land and building. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due.  Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under short-term debt at December 31, 2004. During March 2005, the land and building were sold to an unrelated third party and the proceeds from the sale were use to satisfy the balance due under the mortgage note and other short-term liabilities.

ITEM 3.  LEGAL PROCEEDINGS

Resolved Litigation

Iver J. Longeteig – An obligation that resulted from litigation was satisfied by cash payments in the amount of $6,844 during 2003 and the issuance of 115,000 shares of common stock during 2004, which were value at $21,275, or $0.19 per share, base on the market value of the common stock on the date of the settlement.

Complete Packaging, LLC d.b.a. Compax – On December 2, 2004, a judgment was entered against the Company in the amount of $323,892 plus accrued interest from November 30, 2004. During 2005, the Company entered into a settlement agreement in which the Company agreed to make three $25,000 payments through May 2005 and a lump sum payment of $145,000 in June, 2005. The Company has recorded a short-term note payable of $220,000 at December 31, 2004.

Current Litigation

La Jolla Cove Investors, Inc. – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc., who at the time was the named underwriter (the “Underwriter”) for a planned public offering of the Company’s common stock. The Underwriter advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, the Underwriter filed a complaint for breach of contract in the State of California claiming a default under the terms of the convertible debenture in the amount of $406,990. On November 18, 2004, prior to the registration statement relating to the public offering being declared effective, the Company withdrew the registration statement. The Underwriter has agreed to stay all collection efforts pursuant to the complaint until April 14, 2005 and a settlement offer of $230,000 is currently being negotiated. The Company has recorded a liability relative to the convertible debenture agreement of $268,132 in its 2004 financial statements.

Litho-Flexo Graphics, Inc. – The Company claims that this vendor provided defective labels to be used in the packaging of its products and therefore did not pay outstanding invoices in the amount of $72,625. The vendor filed a complaint claiming an amount of $92,478 is due and the Company counterclaimed for damages resulting from the use of the defective labels in excess of $100,000. The Company continues to carry the $72,625 on its financial statements for 2003 and 2004 as a liability.

Robinson Family LLC – On October 1, 2001, the Company executed a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. The plaintiff filed suit to collect this note and accrued interest. The Company is in the process of negotiating a settlement of the note. The note payable is carried at $126,686 at December 31, 2004.

SPI, LLC – On December 18, 2002 the Company gave an $18,070 promissory note to David J. Stecher, due on demand with interest at 15% per annum. Subsequently the Company made payments reducing the balance for both principal and interest to $16,814. This claim is for the entire principal amount of the note.  In the Company’s financial statements for 2004, a liability in the amount of $16,814 is recorded.

Jared G. Parkinson – Parkinson filed a complaint for $10,000 claiming that the amount of an outstanding note payable is due. The Company contends that a $2,500 payment has been made and that only $7,500 plus accrued interest of $1,334 is due. In the Company’s financial statements for 2004, a liability in the amount of $8,834 has been recorded.

John Chaney – A former employee of the Company has filed a breach of contract claim against the Company in the amount of $6,251. The Company has not accrued any liability for this claim.

Bruce L. Shannon – On August 1, 2001, the Company executed a $200,000 note payable with interest at the rate of 12% per annum, due August 1, 2002 and subsequently extended to May 1, 2005. Mr. Shannon filed suit claiming that this note was not extended. In the Company’s financial statements for 2004, a note payable in the amount of $200,000 and accrued interest in the amount of $80,500 has been recorded.

Threatened Litigation

L. Craig Hunt – Pursuant to the non-payment of a $42,750 promissory note dated August 28, 1996, a judgment was entered against the Company on February 1, 1999 in the amount of $61,543. The plaintiff did not pursue the collection of this judgment and the Company recorded this amount as a gain from extinguishment of debt during 2004. During 2005 the Plaintiff’s estate made demand on the Company for payment of the judgment amount. The Company contends that the period allowed for the collection of the judgment had expired and no further obligation exists.

We are not aware of any other threatened litigation against us.  For additional information see Note 5 to the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the NASD’s OTC Bulletin Board.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.  At April 15, 2005, our common stock was quoted under the symbol “DTCT” and had a high of $0.07 and a low of $0.07.  All bid prices below have been rounded to the nearest whole cent.   During 2003 Diatect International was listed on the Frankfurt & Berlin exchange, WKN 913540 and remain current in its filings.

Bid Prices
Fiscal Year Ended December 31, 2004	High	Low

Fourth Quarter	$ 0.09	$ 0.04
Third Quarter	$ 0.14	$ 0.07
Second Quarter	$ 0.25	$ 0.12
First Quarter	$ 0.30	$ 0.16

Fiscal Year ended December 31, 2003	High	Low

Fourth Quarter	$ 0.39	$ 0.13
Third Quarter	$ 0.26	$ 0.10
Second Quarter	$ 0.24	$ 0.10
First Quarter	$ 0.23	$ 0.11

We have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future.  The future payment of dividends, on the common stock is within the discretion of the Board of Directors and will depend on our earnings, our capital requirements and financial condition, and other relevant factors.

At April 15, 2005 we had 1,198 shareholders of record based on information provided by our transfer agent.

During the year ended December 31, 2004, the Company issued 5,968,587 shares of its common stock valued at $588,176 in payment of debt and interest, 10,848,356 shares valued at $1,068,443 for services, and 2,736,565 shares for financing costs. These shares were valued at their fair market value on the date of issuance. In addition, the Company sold 7,386,100 shares of common stock at prices ranging from $0.10 to $0.25 per share for cash pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues.  We had revenues of $665,676 and cost of sales of $203,398 with a gross profit of $462,278 for the year ended December 31, 2004, compared to revenues of $732,391 and cost of sales of $872,610 (this includes adjustment of inventory to market value) with a gross loss of $140,219 for the prior year period.  The slight decrease in revenue compared to the prior year reflects the restructuring of our marketing and sales efforts from agriculture and conventional agriculture to the highly lucrative retail and organic markets.  We believe the flat nature of sales is a reflection of the outdated marketing focus which has been redesigned.

Operating Expenses.  For fiscal year ended December 31, 2004, we had total operating expenses of $2,797,873 compared to $3,646,177 for the prior year, an overall decrease of $848,304.  The overall decrease in operating expenses is primarily attributable to the decrease of employee compensation, advertising and promotion, however increases occurred in consulting fees.  Interest expenses decreased between the two years by $582,296 as a results of converting notes payable into the Company’s common stock.

Liquidity and Capital Resources

The Company generated revenue of $665,676 and $732,391during the years ended December 31, 2004 and 2003, respectively. However, during the years ended December 31, 2004 and 2003, the Company incurred a net loss of $2,818,583 and $5,162,155, respectively, and had negative cash flows from operating activities of $908,650 and $1,1.756.024, respectively. As of December 31, 2004, the Company had accumulated a deficit of $23,570,770, had a working capital deficiency of $3,101,961 and had a stockholders’ deficit of $2,637,879. The Company’s cash resources consist of collections from customers, debt financing and from the issuance of common stock.

Cash used in operations for the year ended December 31, 2004 was $908,650 compared to $1,756,024 for the prior year.  In 2004 and 2003, our operations were funded primarily by sales of our products, loans and issuance of common stock.

Our cash flow from financing activities provided $992,861 during the year ended December 31, 2004  consisting of $822,423 from the sale of common stock and $273,324, from the issuance of notes payable.  Our cash flows from financing activities during the year ended December 31, 2003 was $1,794,558, consisting of $129,000 from the sale of our common stock and $1,723,487 from the issuance of notes payable.

Subsequent to December 31, 2004, the Company has issued 1,925,000 shares of common stock for cash in the amount of $325,000.

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

 (a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth as of March 2, 2004, the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since

Dave Andrus	40	Director President Chairman of the Board	December 1997 December 2004 December 2004

John L. Runft	68	Director	February 1995

Margie Humphries	55	Corporate Secretary	October 2002

M. Stewart Hyndman	48	Director	December 1997

Frank Priestly	48	Director	November 2002

Michael P. McQuade	48	Director	May 2002

Javvis Jacobson	33	Director	March 2004

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

David H Andrus  joined the Board of Directors in 1997 and assumed the post of President and Board Chairman in December, 2004 when Jay Downs resigned. Dave has over 13 years experience operations and manufacturing.

David H. Andrus began an affiliation with Diatect in 1992.  Dave served in the U.S. Marine Corps for 10 years in the logistics and intelligence field, and was medically retired in 1991.  He formed Venture Creations which performed contract research and development for Enviro-Guard (now Diatect).  As R&D project manager, Dave supervised extensive field trials of the Diatect Insect Control within the poultry industry and for Fireant concerns in that region.  In 1998, Dave became manager of National Diatect, a distributor of Diatect insecticides (later acquired by us).  As technical manager for Diatect, Dave was responsible for all field studies of our product, and was instrumental in our transition from research and development to commercialization.  Since September 2001, Dave has served as Vice-president Reasurch & development, Vice President of Operations, COO.

John L. Runft has been practicing law since 1965, emphasizing business organizations and litigation.  He received his BA from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965 John is a member of the Idaho Bar, and has appeared as lead counsel in litigation or appeals before the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court.  He is a member of the Board of Litigation of the Mountain States Legal Foundation, is a member of the Idaho Law Foundation, served as a Director of the Idaho Community Foundation (1989-1996), and has served as Civilian Aide to the Secretary of the Army of the United States for the State of Idaho (1988-1996).

M. Stewart Hyndman is the President of Magic Miles Ltd; Inc., Meridian, Idaho, an export trading company established in 1995 specializing in the export of agricultural commodities and industrial products.  Following his graduation from the University of Idaho, Stewart has continued to play an active role in industry, agriculture, marketing and business development.

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

Javvis O. Jacobson joined the Board of Directors in 2004.  He is the CFO of Beehive Credit Union in Salt Lake City Utah.  Following his graduation from Weber State University, Javvis joined Deloitte & Touche, a prominent CPA firm, where he spent several years managing audits of financial institutions, health care providers, manufacturing companies, and various other entities.

Involvement in Certain Legal Proceedings

See ITEM 3. LEGAL PROCEEDINGS of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last two completed fiscal years to our chief executive officer and each of our other executive officers that received compensation during such period (as determined at December 31, 2003, the end of our last completed fiscal year):

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All
Name and				Annual	Restricted	Underlying		Other
Principle				Compensation	Stock	Options /	LTIP	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	Awards ($)	SARs (#)	Payouts ($)	($)

Jay W. Downs
CEO	2004	114,170	-	-	-	-	-	19,810
CEO	2003	128,980	9,000	-	108,797	350,000	-	170,710
CEO	2002	120,000	6,739	-	-	-	-	-

David Andrus
CEO	2004	58,712	6,657	-	-	-	-	170,290
Vice-President	2003	99,639	9,000	-	146,150	-	-	134,255
Vice-President	2002	90,000	6,739	-	-	-	-	-

Employment Agreements

David Andrus signed an employment agreement effective December 1, 2004 for a term of two years at an annual salary of $150,000 per year, with a signing bonus of 3,000,000 (non-dilutable , valued at market price) of our restricted common stock.  The agreement includes provisions for a reasonable allowances and a bonus based on 1% of gross sales receipts as determined on a quarterly basis.  Accrued bonuses for 2004 pursuant to his agreement were paid in December 31, 2004.

Jay Downs resigned during the year 2004 all payment and stock options pursuant to his employment agreement were terminated upon his regisnation

.

Board Compensation

Members of the board of directors are compensated for service at a rate of 1,000 shares of stock per month of service.  In 2004, we issued a total of 97,000 shares to the current directors pursuant to this compensation arrangement as follows:

Jay Downs	6,000 shares
Dave Andrus	12,000 shares
John Runft	12,000 shares
Stewart Hyndman	12,000 shares
Michael McQuade	12,000 shares
Frank Priestly	12,000 shares
Javvis Jacobson	19,000 shares
Margie Humphries	12,000 shares

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth as of April 15, 2005, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 98,825,041 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Position Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Philip M. Morrell	7,577,034	7.67
Share Holder

Security Ownership of Officers and Directors

Title of Class	Name and Position of Officer and Director	Amount and Nature of Beneficial Ownership	Percent of Class

Common	David H Andrus Director/President Chairman of the Board	7,017,841	7.10

Common	John L. Runft Director	1,918,040	1.94

Common	Javvis Jacobson Director	169,000	0.17

Common	M. Stewart Hyndman Director	389,800	0.39

Common	Frank Priestly Director	76,000	0.00

Common	Michael P. McQuade Director	1,500,085	1.52

Common	Margie Humphries Secretary	145,000	0.15

All Officers/Directors as a Group (7 persons)	11,215,766	11.27

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

We have current and long-term notes payable to 29 shareholders totaling $4,057,770 and $2,272,207 as of December 31, 2004 and 2003, respectively.  See Note 3 to the financial statements.

A Director performed legal services for the Company during the years ended December 31, 2004 and 2003. During 2004, 43,750 shares of common stock valued at market ($7,875) were issued in payment for these services and during 2003, 378,322 shares of common stock valued at market ($56,748) were issued in payment for these services.

Certain directors of the Company have extended their credit and guarantees on behalf of the Company. During 2004 and 2003, the Company issued 400,000 shares of common stock valued at $60,000 and 700,000 shares of common stock valued at $105,000, respectively, to compensate these directors. These shares were valued at market value on the dates issued.

RELATED TRANSACTIONS.

On August 12, 2003, the Company received a letter of intent from Diatomaceous Earth Deposits of Virginia to purchase 90% of the diatomaceous earth mining site in Oregon. in exchange for a note in the amount of $31.1 million. An agreement for the sale of the property interest was completed on September 10, 2003 by the buyer executing a promissory note in the amount of $31.1 million. The terms of the note require an annual principal payment of $1,945,350 and interest at 8% per annum for 16 years commencing in September 2005. Diatomaceous Earth Deposits of Virginia is co-owned Michael P. McQuade who is an outside director of the Company.  The Company has considered the agreement to be non-substantive as the buyer is thinly capitalized and has only made minimal investments in the property. The Company therefore did not recognize the sale. In December 2004, it was mutually agreed that even though the purchaser had spent money to investigate the potential of placing the mining claims into production, such efforts would not be pursued and the Company entered into a termination and release agreement with the purchaser.

Certain Business Relationships

Except as indicated, and for the periods indicated, there were no material relationships regarding officers or directors that exist, or have existed during our last fiscal year.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document

Page

Report of Hansen, Barnett & Maxwell, independent registered public accounting firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004 and 2003

Statements of Stockholders' Deficit for the years ended December 31, 2004 and 2003

Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Financial Statements, December 31, 2004 and 2003

(a)(2) Financial Statement Schedules.

Not applicable

(b)  The following exhibits are included in this report:

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 – Code of Ethics and Business Conduct for Officers, Directors, and Employees

(c) Reports on Form 8-K. The following reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2004.

October 28, 2004

November 5, 2004

December 30, 2004

ITEM 14.  CONTROLS AND PROCEDURES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its registered public accounting firm, Hansen, Barnett & Maxwell. In its review of non-audit service fees and in its appointment of a registered public accounting firm, the board of directors considered whether such services are compatible with maintaining the authorized independence of the public accountants. All fees for audit and non-audit services that  may be charged by our registered public accounting firm will be pre-approved by the board of directors.

Audit Fees

This is the first year that Hansen, Barnett & Maxwell is the Company’s registered public accounting firm and no payments have been made to them for the audit of the annual financial statements or for the review of interim financial statements.

Audit-Related Fees

No other fees have been billed by Hansen, Barnett & Maxwell during the last two fiscal years for assurance or other related services that were reasonably related to the audit of the Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

Hansen, Barnett & Maxwell were not engaged by the Company during the last two fiscal years to perform any professional services with respect to the preparation of tax returns or other tax related matters.

All Other Fees

There were no other fees billed by Hansen, Barnett & Maxwell during the last two fiscal years for products and services provided by them.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DIATECT INTERNATIONAL CORPORATION

Date: April 14, 2004

/s/ Dave Andrus, Chief Executive Officer, Principal Accounting Officer

/s/ Margie Humphries Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 15, 2005

/s/ John L. Runft, Director

/s/  Javvis Jacobson, Director

/s/ David Andrus, Director

/s/ M. Stewart Hyndman, Director

/s/ Frank Priestly, Director

/s/ Michael P. McQuade, Director

DIATECT INTERNATIONAL CORPORATION

F-1

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

Diatect International Corporation

We have audited the balance sheets of Diatect International Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diatect International Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

April 6, 2005, except for Note 12,

  as to which the date is April 15, 2005

F-2

DIATECT INTERNATIONAL CORPORATION

BALANCE SHEETS

December 31,	2004	2003
ASSETS
Current Assets
Cash	$ 85,260	$ 6,021
Trade accounts receivable, net of allowance for doubtful
accounts of $95,624 and $88,312, respectively	54,919	93,151
Inventory	461,911	576,647
Prepaid expenses and other current assets	150,000	111,000
Total Current Assets	752,090	786,819
Property and Equipment	1,242,822	1,269,300
Less: Accumulated depreciation	(233,499)	(156,490)
Net Property and Equipment	1,009,323	1,112,810
Intangible Assets - EPA Labels	1,736,322	1,736,322
Less: Accumulated amortization	(496,000)	(248,000)
Net Intangible Assets	1,240,322	1,488,322
Total Assets	$ 3,001,735	$ 3,387,951
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 370,789	$ 1,177,911
Accrued payroll and related liabilities	285,590	285,715
Accrued interest payable	506,924	459,117
Accrued settlement obligations	418,541	337,229
Accrued royalty payable	-	113,623
Capital lease obligation	-	13,807
Notes payable - current portion	2,272,207	1,711,381
Total Current Liabilities	3,854,051	4,098,783
Long-Term Notes Payable - net of current portion	1,785,563	1,941,522
Stockholders' Deficit
Common stock, no par value; 100,000,000 shares authorized;
88,817,518 shares and 61,877,910 shares outstanding, respectively	20,784,858	18,099,833
Warrants outstanding	148,033	-
Accumulated deficit	(23,570,770)	(20,752,187)
Total Stockholders' Deficit	(2,637,879)	(2,652,354)
Total Liabilities and Stockholders' Deficit	$ 3,001,735	$ 3,387,951

The accompanying notes are an integral part of these financial statements.

F-3

DIATECT INTERNATIONAL CORPORATION

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2004	2003

Revenue	$ 665,676	$ 732,391
Cost of Revenue	(203,398)	(408,749)
Adjustment of Inventory to Market Value	-	(463,861)

Gross Profit (Loss)	462,278	(140,219)

Expenses
Employee compensation	926,448	1,766,156
Consulting	728,141	314,230
Depreciation	87,703	91,877
Amortization of intangible assets	248,000	248,000
Advertising and promotion	158,080	536,631
General and administrative	649,501	689,283

Total Expenses	2,797,873	3,646,177

Interest expense	806,202	1,388,498

Loss from Operations	(3,141,797)	(5,174,894)

Gain from Termination of Debt	323,214	12,739

Net Loss	$(2,818,583)	$(5,162,155)

Basic and Diluted Loss per Share	$ (0.04)	$ (0.11)

Weighted-Average Common Shares Outstanding	75,292,935	49,072,882

The accompanying notes are an integral part of these financial statements.

F-4

 DIATECT INTERNATIONAL CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common	Options and		Total
	Common stock		Stock	Warrants	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Outstanding	Deficit	Deficit
Balance, December 31, 2002	45,013,414	$ 14,971,327	$ (20,000)	$ 36,070	$ (15,590,032)	$ (602,635)
Issuance for cash	580,000	109,000	-	-	-	109,000
Exercise of options	2,350,000	513,720	-	(203,720)	-	310,000
Conversion of notes payable and accrued interest	2,711,802	626,626	-	-	-	626,626
Payment of accrued settlement obligation	350,000	41,648	-	-	-	41,648
Issuance for services	4,373,962	819,815	-	-	-	819,815
Issuance for financing costs	6,498,732	1,000,617	-	-	-	1,000,617
Issuance of warrants for consulting services	-	-	-	184,730	-	184,730
Forfeiture of options	-	17,080	-	(17,080)	-	-
Reversal of stock subscription	-	-	20,000	-	-	20,000
Net loss	-	-	-	-	(5,162,155)	(5,162,155)
Balance, December 31, 2003	61,877,910	18,099,833	-	-	(20,752,187)	(2,652,354)
Issuance for cash	4,473,600	589,500	-	-	-	589,500
Issuance of common stock and warrants for cash	2,912,500	84,890	-	148,033	-	232,923
Issuance of common stock for notes payable, accounts payable, settlements payable and accrued interest	5,968,587	588,176	-	-	-	588,176
Issuance for services	10,848,356	1,068,443	-	-	-	1,068,443
Issuance for financing costs	2,736,565	354,016	-	-	-	354,016
Net loss	-	-	-	-	(2,818,583)	(2,818,583)
Balance as of December 31, 2004	88,817,518	$ 20,784,858	$ -	$ 148,033	$ (23,570,770)	$ (2,637,879)

The accompanying notes are an integral part of these financial statements.

F-5

DIATECT INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2004	2003
Cash Flows from Operating Activities
Net loss	$(2,818,583)	$(5,162,155)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain from debt termination	(323,214)	(12,739)
Depreciation and amortization	335,703	339,877
Provision for obselete inventory	-	463,861
Loss on disposal of property and equipment	20,756	36,072
Issuance of stock for services	918,443	889,945
Issuance of stock for finance charges and interest	354,016	1,000,617
Changes in operating assets and liabilities
Trade accounts receivable	38,232	260,762
Prepaid expenses	111,000	164,447
Inventory	114,736	218,641
Accounts payable	92,229	(260,409)
Accrued interest payable	248,157	220,137
Other accrued liabilities	(125)	84,920
Net Cash Used in Operating Activities	(908,650)	(1,756,024)
Cash Flows from Investing Activities
Purchase of property and equipment	(4,972)	(69,122)
Change in other assets	-	32,100
Net Cash Used in Investing Activities	(4,972)	(37,022)
Cash Flows from Financing Activities
Proceeds from borrowings under notes payable	273,324	1,723,487
Principal payments on notes payable and capital lease obligation	(102,886)	(332,929)
Proceeds from issuance of common stock and warrants	822,423	129,000
Proceeds from exercise of stock options	-	275,000
Net Cash Provided by Financing Activities	992,861	1,794,558
Net Increase in Cash	79,239	1,512
Cash at Beginning of Year	6,021	4,509
Cash at End of Year	$ 85,260	$ 6,021

The accompanying notes are an integral part of these financial statements.

F-6

DIATECT INTERNATIONAL CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,	2004	2003
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$ 17,431	$ 46,033
Noncash Investing and Financing Activities
Conversion of notes and accrued interest into common stock	$ 416,973	$ 626,626
Conversion of accounts payable into common stock	139,748	-
Satisfaction of accrued settlement obligations with common stock	31,355	41,648
Conversion of accounts payable into notes payable	564,626	-
Conversion of royalties payable into notes payable	113,623	-
Issuance of note payable upon purchase of land and building	-	847,000
Principal payments on notes payable with cash in escrow	-	400,000
Stock options exercised by reduction of notes payable	-	35,000

The accompanying notes are an integral part of these financial statements.

F-7

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business – Diatect International Corporation (the “Company”) is a California corporation operating as a developer and marketer of pesticide products. It principally operates as a wholesale supplier of non-toxic pesticide products and grants credit to its customers, a substantial portion of which are retailers of agricultural products throughout the United States.

Use of Estimates – The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Business Condition – The Company generated revenue of $665,676 and $732,391during the years ended December 31, 2004 and 2003, respectively. However, during the years ended December 31, 2004 and 2003, the Company incurred net losses of $2,818,583 and $5,162,155, respectively, and had negative cash flows from operating activities of $908,650 and $1,756,024, respectively. As of December 31, 2004, the Company had accumulated a deficit of $23,570,770, had a working capital deficiency of $3,101,961 and had a stockholders’ deficit of $2,637,879. The Company is also involved in several litigation claims. The Company’s cash resources consist of collections from customers, debt financing and from the issuance of common stock.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt and equity capital sufficient to conduct its operations and to pay its obligations as they become due. Management plans to fund further operations of the Company through revenues generated from the sale of its pesticide product, from additional debt financing activities and from the issuance of common stock. Since December 31, 2004, the Company entered into a sale and leaseback transaction relating to its administrative office building and has issued common stock for cash, resulting in proceeds of $1,225,000.    An investor has expressed his intent to provide an additional $395,000 of equity financing to the Company as part of a subscription agreement with the Company to purchase a total of 3,500,000 shares of common stock for $700,000. The Company has entered into a memorandum of understanding to acquire a corporation that may provide additional cash flows and has been granted a local vendor number from a major big box retailer to market the Company’s products throughout the southern United States. Management believes these sources will be sufficient to meet the Company’s operating needs; however, there can be no assurance.

Revenue Recognition – The Company recognizes revenue from the sale of its products upon receipt and acceptance by the customer and when collection can be reasonably estimated. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted for up to 45 days, but these returns have been minor historically; therefore, the Company has been able to reasonably estimate returns and has accrued for product returns at the time of delivery.

Inventory – Inventory consists of raw materials and is valued at the lower of cost or market, cost being determined by the first-in-first-out method. Raw materials represent the various active ingredients that comprise the Company’s products. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists. During the years ended December 31, 2004 and 2003, inventory was written down by $0 and $463,861, respectively, to adjust the inventory to market value.

Other Assets: EPA Labels – EPA Labels is an intangible asset that represents the costs incurred by the Company in order to register its insecticide products with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. During 2003, the Company determined to amortize the EPA Labels over their 7-year estimated life using the straight-line method.

Fair Value of Financial Instruments – Due to the short maturity of trade receivables and current liabilities, including trade payables, the carrying amount approximates fair value. The carrying amount reported for notes payable approximates fair value due to the interest rates on these notes approximating current interest rates available to the Company given their current business condition.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. At December 31, 2004 and 2003, there were potentially issuable common shares outstanding relating to convertible notes payable and warrants to purchase or receive 4,495,050 shares and 1,259,593 shares of common stock, respectively, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Advertising and Promotion Expenses – Advertising and promotion expenses include the costs incurred in the design, development, and printing of Company literature, marketing materials and expenses incurred in efforts to promote the Company’s product. In the process of finding new distributors, the Company’s in-house sales force attended a number of regional trade shows. The Company expenses all advertising and promotion expenditures as incurred.

Stock-Based Compensation Plans -The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the date that the securities were issued, which approximates the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At December 31, 2004, the Company did not have any stock-based employee compensation plans. The Company has accounted for stock options granted in the past under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  These accounting policies resulted in the Company not recognizing any stock-based employee compensation cost during the years ended December 31, 2004 or 2003. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would have resulted in no difference from reported amounts.

Recent Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires the recognition of the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards, over the period they vest. Under the modified-prospective basis alternative, which has been selected by the Company to adopt Statement 123(R), the Company is required to adopt Statement 123(R) on January 1, 2006 and the Company will recognize employee compensation from stock options and awards equal to their unamortized grant-date fair value over their remaining vesting period. As of December 31, 2004, the Company does not have any stock options outstanding; therefore adopting Statement 123(R) is not expected to have any effect on the Company’s future financial position or results of operations unless additional stock options or awards occur.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The Company will be required to apply this statement to inventory costs incurred after December 31, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (Statement 150). Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity.  Adoption of Statement 150 had no impact on the financial position of the Company.

Restatement of 2003 Financial Statements – The Company has restated its financial statements as of December 31, 2003 and for the year then ended as follows:

	As Previously	Effect of
	Reported	Restatement	As Restated
For the Year Ended December 31, 2003
Cost of revenue	$ 345,782	$ 62,967	$ 408,749
Adjustment of inventory to market value	-	463,861	463,861
Expenses	3,080,650	565,527	3,646,177
Interest expense	1,808,137	(419,639)	1,388,498
Gain from sale of mining property interests	12,000,000	(12,000,000)	-
Net income (loss)	7,524,054	(12,686,209)	(5,162,155)
Basic income (loss) per share	0.15	(0.26)	(0.11)

As of December 31, 2003
Current assets	$ 1,154,497	$ (367,678)	$ 786,819
Note receivable from related party	12,000,000	(12,000,000)	-
Intangible assets	1,744,822	(256,500)	1,488,322
Total assets	16,026,663	(12,638,712)	3,387,951
Current liabilities	1,580,912	2,517,871	4,098,783
Long-term liabilities	4,446,121	(2,504,599)	1,941,522
Stockholders' equity (deficit)	9,999,630	(12,651,984)	(2,652,354)

 The following is a summary of the significant reasons for the restatement:

•

The sale of mining property for a $12,000,000 note receivable was not substantive and was reversed.

•

Inventory was adjusted by $463,861 to reduce it to market value which was lower than cost.

•

A portion of common stock issued for consulting services was recognized as a prepaid consulting expense of $111,000.

•

Intangible assets relating to EPA labels were revised from having an indefinite life to being amortized over their estimated useful life of seven years, which resulted in recognition of $248,000 of amortization expense.

•

Approximately $1,400,000 of notes payable were reclassified from long-term liabilities to current liabilities.

•

Accrued interest payable was decreased by an over-accrual in the amount of approximately $380,000.

•

General and administrative expense was increased for unrecorded liabilities of approximately $200,000.

•

Stock options and warrants, which had expired or had been exercised, of $210,635 were reclassified to common stock.

•

Common stock subscribed in the amount of $75,000 was reversed as it did not relate to valid subscription agreements.

•

The fair value of stock options issued to a consultant of $184,730 was recognized as consulting expense.

•

Products that had been contributed to an agricultural organization to promote the Company’s products had been recognized as bad debt expense in the amount of $289,000. The related expense was reclassified to advertising and promotion expense.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the years ended December 31, 2004 and 2003 was $87,703 and $91,877, respectively. The components of property, plant and equipment were as follows:

	Estimated
	Useful Life in
December 31,	Years	2004	2003
Land		150,000	150,000
Building	30	725,500	725,500
Computer equipment	3 to 5	$ 88,437	$ 97,630
Office furniture and equipment	5	33,275	33,275
Manufacturing equipment	5 to 10	245,610	262,895
Total Property and Equipment		1,242,822	1,269,300
Less: Accumulated depreciation		(233,499)	(156,490)
Total Property and Equipment		$1,009,323	$1,112,810

NOTE 3 – NOTES PAYABLE

December 31,	2004	2003
Revolving lines of credit with financial institutions	$ 15,404	$ 16,358
Mortgage note payable	847,000	847,000
Convertible debenture with La Jolla Investment, LLC	286,263	250,000
Unsecured, 8% notes payable to investors	-	20,000
Unsecured, 10% notes payable to investors	392,155	1,482,814
Unsecured, 12% notes payable to investors	366,685	661,661
Unsecured, 15% notes payable to investors	260,000	278,070
5% notes payable due in 2008	1,277,057	-
5% notes payable to vendors due in 2008	508,506	-
Interest-bearing cash advance	97,000	97,000
Non-interest cash advances	7,700	-
Total Notes Payable	4,057,770	3,652,903
Less current portion of notes payable	(2,272,207)	(1,711,381)
Total Long-Term Notes Payable.	$ 1,785,563	$ 1,941,522

Revolving Lines of Credit – The Company has three unsecured, revolving credit notes with lending institutions, two of which have available credit lines of $2,500 each bearing interest at 8.5% and a third with $10,000 of available credit that bears interest at 16%. The balances due to the lenders are in excess of the available credit limits at December 31, 2004.

Mortgage Note Payable – The Company purchased its facilities on January 17, 2003 at a total cost of $875,500.  Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 bearing interest at a rate of 13% per annum and secured by the related land and building. Interest only payments commenced on February 17, 2003 and will continue on the same day of each succeeding month until January 17, 2005 at which time the mortgage is due.  Interest only payments are approximately $9,200 per month.  The $847,000 mortgage note payable is reflected on the balance sheet under short-term debt at December 31, 2004. During March 2005, the land and building were sold to an unrelated third party and the proceeds from the sale were use to satisfy the balance due under the mortgage note and other short-term liabilities.

La Jolla Cove Investors, Inc. – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc., who at the time was the named underwriter (the “Underwriter”) for a planned public offering of the Company’s common stock. The Underwriter advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, the Underwriter filed a complaint for breach of contract in the State of California claiming a default under the terms of the convertible debenture in the amount of $406,990. On November 18, 2004, prior to the registration statement relating to the public offering being declared effective, the Company withdrew the registration statement. The Underwriter has agreed to stay all collection efforts pursuant to the complaint until April 14, 2005 and a settlement offer of $230,000 is currently being negotiated. The Company has recorded a liability relative to the convertible debenture agreement of $268,132 in its 2004 financial statements.

Unsecured Convertible and Non-Convertible Notes Payable – The Company has borrowed money from several entities with the various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% payable at different times. As additional consideration for the loans, the Company issued its common stock to the investors based on the principal amount loaned. The shares of common stock issued to the investors were valued at the market value of the common stock on the date issued and were recognized as interest expense on that date. During the year ended December 31, 2004, the Company issued 2,736,565 shares of common stock at prices ranging from $0.06 to $0.20 per share, having a total market value of $354,106, for these financing incentives and for loan guarantees. During the year ended December 31, 2003, the Company issued 6,498,732 shares of common stock at prices ranging from $0.10 to $0.24 per share, having a total market value of $1,000,617, for these financing incentives and for loan guarantees.

During the year ended December 31, 2004, promissory notes that were not previously convertible were modified to make them convertible and the Company issued 4,831,013 shares of common stock valued between $0.05 to $0.23 per share upon conversion of $416,973 of notes payable which includes $40,035 of accrued interest. During the year ended December 31, 2003, similar modifications occurred to promissory notes and the Company issued 2,711,802 shares of common stock valued between $0.15 to $0.32 per share upon conversion of $626,626 of notes payable which includes $103,254 of accrued interest. The effective conversion prices were in excess of the market value of the common stock on the dates issued, thus the investors did not receive beneficial conversion options.

At December 31, 2004 and 2003, $25,000 and $277,300 of promissory notes, respectively, and related unpaid accrued interest were convertible at the option of the investor into common stock at prices ranging $0.20 to $0.25 per share. At December 31, 2004 and 2003, the convertible promissory notes were convertible into 126,300 shares and 1,259,593 shares, respectively.

Cash Advance – In 2003, a shareholder used a personal line of credit to advance cash to the Company.  The Company has obligated itself to issue this shareholder 250,000 shares of its common stock every six months for the use of this line of credit, which is unsecured, bears no interest and has no stated maturity date. During 2005, the Company issued a total of 750,000 shares of common stock to this shareholder in payment of the use of the line of credit.

5% Notes Payable – In 2004 several note holders signed new promissory notes extending the terms of their notes to become due in 2008 and accrue interest at a new annual rate of 5%.

Notes Payable to Vendors – In 2004 vendors agreed to extend the terms of outstanding accounts payables by converting them into long-term promissory notes that accrue interest at 5% per annum.

NOTE 4 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes.  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109. The tax effects of temporary differences and carry forwards which give rise to the deferred income tax assets as of December 31, 2004 and 2003 are as follows:

		2004	2003
Net operating loss carry forwards:	Federal	$ 7,198,103	$ 6,268,084
	State	1,114,257	970,292
Impairment of inventory		173,020	173,020
Allowance for bad debt		15,183	32,940
Total deferred income tax assets		8,500,563	7,444,336
Valuation allowance		(8,435,445)	(7,392,352)
Deferred income tax liability - amortization		(65,118)	(51,984)
Net deferred income tax assets		$ -	$ -

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

For the Years Ended December 31,	2004	2003
Federal tax benefit	$ (958,318)	$ (1,755,133)
State tax benefit, net of federal effect	(93,013)	(170,351)
Non-deductible items	8,237	89,283
Change in valuation allowance	1,043,094	1,836,201
Income tax benefit	$ -	$ -

At December 31, 2004, the Company has net operating loss carry forwards of approximately $22 million, which expire in the years 2011 through 2024.

NOTE 5 – LITIGATION AND ACCRUED SETTLEMENT OBLIGATIONS

Accrued settlement obligations accrued by the Company are from settled and pending law suits and consist of the following:

December 31,	2004	2003
Futura Title Corporation	$ -	$ 106,619
Litho-Flexo	72,625	72,625
L. Craig Hunt	-	60,544
David J. Stecher	16,814	-
Iver J. Longtieg	-	21,275
Compax/Flex-Pak	220,000	-
Others	109,102	76,166
Total Accrued Obligations	$ 418,541	$ 337,229

Futura Title Corporation - A settlement obligation of $106,620 payable to Futura Title Corporation was accrued at December 31, 2003, and reclassified to a note payable during 2004.

Litho-Flexo Grafics, Inc. – The Company claims that this vendor provided defective labels to be used in the packaging of its products and therefore did not pay outstanding invoices in the amount of $72,625. The vendor filed a complaint claiming an amount of $92,478 is due and the Company counterclaimed for damages resulting from the use of the defective labels in excess of $100,000. The Company continues to carry the $72,625 on its financial statements for 2003 and 2004 as a liability.

L. Craig Hunt – Pursuant to the non-payment of a $42,750 promissory note dated August 28, 1996, a judgment was entered against the Company on February 1, 1999 in the amount of $61,543. The plaintiff did not pursue the collection of this judgment and the Company recorded this amount as a gain from extinguishment of debt during 2004. During 2005 the Plaintiff’s estate made demand on the Company for payment of the judgment amount. The Company contends that the period allowed for the collection of the judgment had expired and no further obligation exists.

David J. Stecher – On December 18, 2002 the Company issued an $18,070 promissory note to David J. Stecher, due on demand with interest at 15% per annum. Subsequently the Company made payments reducing the balance for both principal and interest to $16,814. This claim is for the entire principal amount of the note.  In the Company’s financial statements for 2004, a liability in the amount of $16,814 is recorded.

Iver J. Longeteig – An obligation that resulted from litigation was satisfied by cash payments in the amount of $6,844 during 2003 and the issuance of 115,000 shares of common stock during 2004, valued at $21,275, or $0.19 per share which was the market value of the common stock on the date of the issuance.

Complete Packaging, LLC d.b.a. Compax – On December 2, 2004, a judgment was entered against the Company in the amount of $323,892 plus accrued interest from November 30, 2004. During 2005, the Company entered into a settlement agreement in which the Company agreed to make three $25,000 payments through May 2005 and a lump sum payment of $145,000 in June, 2005.

Bruce L. Shannon – On August 1, 2001, the Company executed a $200,000 note payable with interest at the rate of 12% per annum, due August 1, 2002 and subsequently extended to May 1, 2005. Mr. Shannon filed suit claiming that this note was not extended. In the Company’s financial statements for 2004, a note payable in the amount of $200,000 and accrued interest in the amount of $80,500 has been recorded.

Robinson Family LLC – On October 1, 2001, the Company executed a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. The plaintiff filed suit to collect this note and accrued interest. The Company is in the process of negotiating a settlement of the note. The note payable is carried at $126,686 at December 31, 2004.

Jared G. Parkinson – Parkinson filed a complaint for $10,000 claiming that the amount of an outstanding note payable is due. The Company contends that a $2,500 payment has been made and that only $7,500 plus accrued interest of $1,334 is due. In the Company’s financial statements for 2004, a liability for $8,834 has been recorded.

John Chaney – A former employee of the Company has filed a breach of contract claim against the Company in the amount of $6,251. The Company has not accrued any liability for this claim and intends to contest the suit.

NOTE 6 - COMMON STOCK

During the year ended December 31, 2003, the Company issued 4,373,962 shares of its common stock valued at $819,815 for current and future services from directors and employees.  The shares were valued at their market value on the date of issuance.  The Company also issued 580,000 shares of its common stock for $109,000 in cash, or $0.19 per share.  In addition, the Company issued 2,350,000 shares of its common stock upon the exercise of stock options for $310,000.  Also, 350,000 shares of common stock valued at $41,648 were issued as partial payment of an accrued settlement obligation.

During the year ended December 31, 2004, the Company issued 10,848,356 shares of its common stock valued at $1,068,443 for current and future services, as well as 948,574 shares of common stock valued at $139,748 in satisfaction of existing account payable.  The shares were valued at their market value on the date of issuance.  The Company also issued 4,473,600 shares of its common stock for $589,500 in cash, or $0.13 per share.  Also, 189,000 shares of common stock valued at $31,455 were issued as partial payment of an accrued settlement obligation.

During 2004, the Company issued 2,912,500 shares of common stock, warrants to purchase 2,912,500 shares of common stock at $0.20 per share and warrants to purchase 1,456,250 shares of common stock at $0.35 per share for net proceeds of $232,923. The proceeds were allocated to the common stock and the warrants base upon their relative fair value, with $84,890 allocated to the common stock, $100,631 allocated to the $0.20 warrants and $47,402 allocated to the $0.35 warrants. The fair value of the warrants was determined by the Black-Scholes Option Pricing Model. The fair value of the $0.20 and the $0.35 warrants was $295,079 and $138,991, respectively, based upon the following assumptions: risk-free interest rates of 3.0%, expected dividend yield of 0%, expected volatility of 172% and expected life of 3 years.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During 2003, the Company authorized and issued 2,000,000 options to a consultant who exercised those options during the same year at an average exercise price of $0.14 per share. The fair value of these options was $184,730. The fair value was computed using the black-scholes pricing model using the following weighted average assumptions: volatility of 184%, interest rate of 1.0% and an estimated life of six months. During 2003, an officer of the Company exercised an option to acquire 350,000 shares of common stock at a price of $0.10 per share pursuant to the Company’s 1995 employees’ stock option plan. During 2003 the remaining 150,000 options under the 1995 employees’ stock option plan were forfeited.

In November 2002, the Company adopted the Diatect International Corporation 2002 Stock Option and Award Plan (the "Plan") under which 3,000,000 shares of common stock are available for issuance. As of December 31, 2002, the Company had issued options for 2,000,000 shares of common stock to officers of the Company. During 2003 the Company renegotiated its employment agreements with those officers and the remaining options outstanding were terminated.

The following summarizes the stock option activity for the year ended December 31, 2003:

		Weighted Average Per Share

	Shares
Outstanding at December 31, 2002	2,500,000	$ 0.16
Granted	2,000,000	$ 0.14
Exercised	(2,350,000)	$ 0.13
Expired/Forfeited	(2,150,000)	$ 0.17
Outstanding at December 31, 2003	-	$ -
Exercisable at December 31, 2003	-
Weighted average fair value of options granted during 2003		$ 0.13

The following summarizes the warrant activity for the year ended December 31, 2004:

		Weighted Averaaage
Exercise	Number	Remaining Contractual	Number
Prices	Outstanding	Life (Years)	Exercisable
$0.20	2,912,500	2.5	2,912,500
$0.35	1,456,250	2.5	1,456,250
$0.20 - $0.35	4,368,750	2.5	4,368,750

NOTE 8 – CONTINGENCIES

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns that could impair the marketing of its products.

NOTE 9 - RELATED PARTY TRANSACTIONS

A Director performed legal services for the Company during the years ended December 31, 2004 and 2003. During 2004, 43,750 shares of common stock valued at market ($7,875) were issued for these services. During 2003, 378,322 shares of common stock valued at market ($56,748) were issued for these services.

Certain directors of the Company have extended their credit and guarantees on behalf of the Company. During 2004 and 2003, the Company issued 400,000 shares of common stock valued at $60,000 and 700,000 shares of common stock valued at $105,000, respectively, to compensate these directors. These shares were valued at market on the dates issued.

NOTE 10 - SALE OF MINING PROPERTY

The Company owns 35 160-acre association placer diatomaceous earth mining claims and 48 20-acre placer diatomaceous earth mining claims covering almost 11 square miles located in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations. The property is carried in the accompanying financial statements at no cost.

On August 12, 2003, the Company received a letter of intent from Diatomaceous Earth Deposits of Virginia to purchase 90% of the diatomaceous earth mining site in Oregon in exchange for a note in the amount of $31.1 million. An agreement for the sale of the property interest was completed on September 10, 2003 by the buyer executing a promissory note in the amount of $31.1 million. The terms of the note require an annual principal payment of $1,945,350 and interest at 8% per annum for 16 years commencing in September 2005. Diatomaceous Earth Deposits of Virginia is co-owned by Michael P. McQuade who is an outside director of the Company.  The Company has considered the agreement to be non-substantive as the buyer is thinly capitalized and has only made minimal investments in the property.

The Company therefore did not recognize the sale. In December 2004, it was mutually agreed that even though the purchaser had spent money to investigate the potential of placing the mining claims into production, such efforts would not be pursued and the Company entered into a termination and release agreement with the purchaser.

NOTE 11 - SUBSEQUENT EVENTS

On March 9, 2005, the Company entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding as subsequently modified, the Company agreed to purchase the business operations and the intangible assets of TES in consideration of an $80,000,000 promissory note bearing interest at 3% per annum, due in 2012. The purchase is subject to several conditions precedent to closing.

On March 9, 2005 the Company sold its real property located in Heber City, Utah, for $900,000 and recognized a gain of approximately $50,000.

Subsequent to December 31, 2004, the Company has issued 1,925,000 shares of common stock for cash in the amount of $325,000.

                   CERTIFICATIONS

I, David H Andrus, certify that:

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

Date: April 15, 2005                              /S/David H Andrus

                                                 Principal Executive Officer

                                                 Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, in his/her capacity as an officer of Diatect International Corporation (the “Company”), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1.

the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) and/or 15(d) of the Securities Exchange Act of 1934, as applicable; and

2.

the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  April 15, 2004

By:

/s/ David H Andrus________

Name:

        David H Andrus,

Title:

Principal Executive Officer,

Principal Financial Officer

Exhibit 99.1

Code of Ethics and Business Conduct for Officers, Directors and Employees of

DIATECT INTERNATIONAL CORPORATION

1.  Treat in an Ethical Manner Those to Whom DIATECT INTERNATIONAL CORPORATION Has an Obligation

We are committed to honesty, just management, fairness, providing a safe and healthy environment free from the fear of retribution, and respecting the dignity due everyone.

For the communities in which we live and work we are committed to observe sound environmental business practices and to act as concerned and responsible neighbors, reflecting all aspects of good citizenship.

For our shareholders we are committed to pursuing sound growth and earnings objectives and to exercising prudence in the use of our assets and resources.

2.  Promote a Positive Work Environment

All employees want and deserve a workplace where they feel respected, satisfied, and appreciated. We respect cultural diversity and recognize that the various communities in which we may do business may have different legal provisions pertaining to the workplace. As such, we will adhere to the limitations specified by law in all of our localities, and further, we will not tolerate harassment or discrimination of any kind -- especially involving race, color, religion, gender, age, national origin, disability, and veteran or marital status.

Providing an environment that supports honesty, integrity, respect, trust, responsibility, and citizenship permits us the opportunity to achieve excellence in our workplace. While everyone who works for the Company must contribute to the creation and maintenance of such an environment, our executives and management personnel assume special responsibility for fostering a work environment that is free from the fear of retribution and will bring out the best in all of us. Supervisors must be careful in words and conduct to avoid placing, or seeming to place, pressure on subordinates that could cause them to deviate from acceptable ethical behavior.

3.  Protect Yourself, Your Fellow Employees, and the World We Live In

We are committed to providing a drug-free, safe, and healthy work environment, and to observe environmentally sound business practices. We will strive, at a minimum, to do no harm and where possible, to make the communities in which we work a better place to live. Each of us is responsible for compliance with environmental, health, and safety laws and regulations. Observe posted warnings and regulations. Report immediately to the appropriate management any accident or injury sustained on the job, or any environmental or safety concern you may have.

4.  Keep Accurate and Complete Records

We must maintain accurate and complete Company records.  Transactions between the Company and outside individuals and organizations must be promptly and accurately entered in our books in accordance with generally accepted accounting practices and principles.  No one should rationalize or even consider misrepresenting facts or falsifying records. It will not be tolerated and will result in disciplinary action.

5.  Obey the Law

We will conduct our business in accordance with all applicable laws and regulations.  Compliance with the law does not comprise our entire ethical responsibility. Rather, it is a minimum, absolutely essential condition for performance of our duties.  In conducting business, we shall:

a.

Strictly Adhere to All Antitrust Laws

Officer, directors and employees must strictly adhere to all antitrust laws.  Such laws exist in the United States, the European Union, and in many other countries where the Company may conduct business.  These laws prohibit practices in restraint of trade such as price fixing and boycotting suppliers or customers.  They also bar pricing intended to run a competitor out of business; disparaging, misrepresenting, or harassing a competitor; stealing trade secrets; bribery; and kickbacks.

b.

Strictly Comply with All Securities Laws

In our role as a publicly owned company, we must always be alert to and comply with the security laws and regulations of the United States and other countries.

i.

Do Not Engage in Speculative or Insider Trading

Federal law and Company policy prohibits officers, directors and employees, directly or indirectly through their families or others, from purchasing or selling company stock while in the possession of material, non-public information concerning the Company.  This same prohibition applies to trading in the stock of other publicly held companies on the basis of material, non-public information. To avoid even the appearance of impropriety, Company policy also prohibits officers, directors and employees from trading options on the open market in Company stock under any circumstances.

Material, non-public information is any information that could reasonably be expected to affect the price of a stock.  If an officer, director or employee is considering buying or selling a stock because of inside information they possess, they should assume that such information is material. It is also important for the officer, director or employee to keep in mind that if any trade they make becomes the subject of an investigation by the government, the trade will be viewed after-the-fact with the benefit of hindsight. Consequently, officers, directors and employees should always carefully consider how their trades would look from this perspective.

Two simple rules can help protect you in this area: (1) Don=t use non-public information for personal gain. (2) Don't pass along such information to someone else who has no need to know.

This guidance also applies to the securities of other companies for which you receive information in the course of your employment at DIATECT INTERNATIONAL CORPORATION

ii.

Be Timely and Accurate in All Public Reports

As a public company, Drilling, Inc must be fair and accurate in all reports filed with the United States Securities and Exchange Commission.  Officers, directors and management of Drilling, Inc are responsible for ensuring that all reports are filed in a timely manner and that they fairly present the financial condition and operating results of the Company.

Securities laws are vigorously enforced.  Violations may result in severe penalties including forced sales of parts of the business and significant fines against the Company. There may also be sanctions against individual employees including substantial fines and prison sentences.

The Chief Executive Officer and Chief Financial Officer will certify to the accuracy of reports filed with the SEC in accordance with the Sarbanes-Oxley Act of 2002.  Officers and Directors who knowingly or willingly make false certifications may be subject to criminal penalties or sanctions including fines and imprisonment.

6.  Avoid Conflicts of Interest

Our officers, directors and employees have an obligation to give their complete loyalty to the best interests of the Company.  They should avoid any action that may involve, or may appear to involve, a conflict of interest with the company.  Officers, directors and employees should not have any financial or other business relationships with suppliers, customers or competitors that might impair, or even appear to impair, the independence of any judgment they may need to make on behalf of the Company.

Here are some ways a conflict of interest could arise:

_

Employment by a competitor, or potential competitor, regardless of the nature of the employment, while employed by DIATECT INTERNATIONAL CORPORATION

_

Acceptance of gifts, payment, or services from those seeking to do business with DIATECT INTERNATIONAL CORPORATION

_

Placement of business with a firm owned or controlled by an officer, director or employee or his/her family.

_

Ownership of, or substantial interest in, a company that is a competitor, client or supplier.

_

Acting as a consultant to a Drilling, Inc customer, client or supplier.

_

Seeking the services or advice of an accountant or attorney who has provided services to DIATECT INTERNATIONAL CORPORATION

Officers, directors and employees are under a continuing obligation to disclose any situation that presents the possibility of a conflict or disparity of interest between the officer, director or employee and the Company.  Disclosure of any potential conflict is the key to remaining in full compliance with this policy.

7.  Compete Ethically and Fairly for Business Opportunities

We must comply with the laws and regulations that pertain to the acquisition of goods and services.  We will compete fairly and ethically for all business opportunities.  In circumstances where there is reason to believe that the release or receipt of non-public information is unauthorized, do not attempt to obtain and do not accept such information from any source. If you are involved in Company transactions, you must be certain that all statements, communications, and representations are accurate and truthful.

8.  Avoid Illegal and Questionable Gifts or Favors

The sale and marketing of our products and services should always be free from even the perception that favorable treatment was sought, received, or given in exchange for the furnishing or receipt of business courtesies.  Officers, directors and employees of Drilling, Inc will neither give nor accept business courtesies that constitute, or could be reasonably perceived as constituting, unfair business inducements or that would violate law, regulation or policies of the Company, or could cause embarrassment to or reflect negatively on the Company’s reputation.

9.  Maintain the Integrity of Consultants, Agents, and Representatives

Business integrity is a key standard for the selection and retention of those who represent DIATECT INTERNATIONAL CORPORATION Agents, representatives, or consultants must certify their willingness to comply with the Company’s policies and procedures and must never be retained to circumvent our values and principles.  Paying bribes or kickbacks, engaging in industrial espionage, obtaining the proprietary data of a third party without authority, or gaining inside information or influence are just a few examples of what could give us an unfair competitive advantage and could result in violations of law.

10  Protect Proprietary Information

Proprietary Company information may not be disclosed to anyone without proper authorization.  Keep proprietary documents protected and secure. In the course of normal business activities, suppliers, customers, and competitors may sometimes divulge to you information that is proprietary to their business.  Respect these confidences.

11.  Obtain and Use Company Assets Wisely

Personal use of Company property must always be in accordance with corporate policy.  Proper use of Company property, information resources, material, facilities, and equipment is your responsibility.  Use and maintain these assets with the utmost care and respect, guarding against waste and abuse, and never borrow or remove Company property without management's permission.

12.  Follow the Law and Use Common Sense in Political Contributions and Activities

Drilling, Inc encourages its employees to become involved in civic affairs and to participate in the political process.  Employees must understand, however, that their involvement and participation must be on an individual basis, on their own time, and at their own expense.  In the United States, federal law prohibits corporations from donating corporate funds, goods, or services, directly or indirectly, to candidates for federal offices -- this includes employees' work time. Local and state laws also govern political contributions and activities as they apply to their respective jurisdictions, and similar laws exist in other countries.

13.  Board Committees.

The Company shall establish an Audit Committee, at the appropriate time, empowered to enforce this Code of Ethics.  The Audit Committee will report to the Board of Directors at least once each year regarding the general effectiveness of the Company’s Code of Ethics, the Company’S controls and reporting procedures and the Company’s business conduct.

14.  Disciplinary Measures.

The Company shall consistently enforce its Code of Ethics and Business Conduct through appropriate means of discipline. Violations of the Code shall be promptly reported to the Audit Committee.  Pursuant to procedures adopted by it, the Audit Committee shall determine whether violations of the Code have occurred and, if so, shall determine the disciplinary measures to be taken against any employee or agent of the Company who has so violated the Code. The disciplinary measures, which may be invoked at the discretion of the Audit Committee, include, but are not limited to, counseling, oral or written reprimands, warnings, probation or suspension without pay, demotions, reductions in salary, termination of employment and restitution. Persons subject to disciplinary measures shall include, in addition to the violator, others involved in the wrongdoing such as (i) persons who fail to use reasonable care to detect a violation, (ii) persons who if requested to divulge information withhold material information regarding a violation, and (iii) supervisors who approve or condone the violations or attempt to retaliate against employees or agents for reporting violations or violators.