Form 10KSB/A
period 2004-12-31
DIATECT INTERNATIONAL CORP
filed 2005-05-06
CIK 319124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 0-10147

DIATECT INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

California 82-0513109
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (435) 654-4370

Securities registered under Section 12(b) of the Exchange Act:

None N/A
Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [   ] (2) Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $665,676

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On April 15, 2005, the aggregate market value of our voting stock held by non-affiliates was $5,574,257 based on 79,632,241 shares held by non-affiliates. The average of the bid and asked price of our stock on April 15, 2005, was $0.07 per share.

At April 15, 2005, we had 98,825,041 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

We have not incorporated by reference in this Form 10-KSB: (1) any annual report to security holders; (2) any proxy or other information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933.

PART I

Item 1.  Description of Business

Business Development:

Diatect International Corporation (“Company”) was incorporated under the laws of the State of California in 1979 as San Diego Bancorp. In 1998 we changed our name to Diatect International Corporation. During 2002 we moved our administrative offices from Idaho and our manufacturing facilities from Kansas and consolidated our operations in Utah.

Business:

We manufacture nine different insecticide products that utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animals. The active ingredients used in our products are diatomaceous earth (“DE”), pyrethrin (a natural extract chemical) and pypernyl butoxide (“PBO” a chemical agent). These raw materials are readily available and we do not depend on a single source in order to obtain them.

In our manufacturing process we combine the DE, pyrethrin and PBO by using surfactants to ensure a proper mix and resulting in an increased effectiveness and persistence of their insecticide properties over the natural state of the ingredients. In combination, these active ingredients substantially increase their effectiveness compared to their use individually. In our manufacturing process we blend the active ingredients resulting in a breakdown of the chitin from the DE, which allows the pyrethrin to act directly on an insect’s nerve cells. Our blended process prevents the pyrethrin from evaporating quickly and therefore its potency is released for hours rather than minutes. The use of PBO acts as a synergist and increases effectiveness of the pyrethrin by as much as ten times over non-blended state.

The ingredients in our products have been used separately for years as adequate alternatives to hazardous chemical insecticides and therefore represent an alternative to synthetic products that often utilize hazardous chemical compounds. Synthetic insecticides were first used in the 1940's and most insect species have developed a resistance to many of these products. Unlike the synthetic insecticides that have resulted in a constant search for new formulations, our products have not changed since we first started production and commercial marketing in 2001.

We rely on five registrations (42850-1 through 5) that we have obtained from the Environmental Protection Agency (EPA) that allow us to formulate nine labels for retail sales. These registrations are necessary for the production and marketing of our insect control products. Pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, all insecticides must be "registered" with the EPA, and specific conditions for their use must be stated on an approved label. These labels provide an extensive amount of information and indicate that the insecticide has been tested and evaluated, provide instructions for the proper handling, storage and disposal; and state that the EPA regulates the use thereof. The process of submitting a pesticide product to the EPA and obtaining approval through registration to label one or more products for retail sale may take a considerable amount of time.

Obtaining EPA approval of our labels represents an essential asset of the Company and is the result of a lengthy and expensive process. During 2003 we reevaluated the estimated useful life of our EPA labels and determined that competitive business conditions and the continued introduction of new products into the marketplace has resulted in a shortening of their estimated useful life. Consequently, in 2003 we elected to amortize the approximate $1.7 million carrying value of the EPA labels over a 7-year period using the straight-line method.

We have been actively marketing our products to wholesalers under two different names and consist of the following:

Diatect II Multi-Purpose Insect Control: sold in the agriculture market and is used in a wide variety of areas, primarily in conjunction with edible growing crops, animal quarters, livestock, and ornamentals.

Diatect III Insect Control: sold in the commercial, industrial, and government markets and is also used in a wide variety of areas, primarily in conjunction with schools, parks, rest stops, roadways, childcare facilities, rest homes, eating establishments, and other public places.

Diatect V: represents a product that was designed and formulated to meet the needs of the organic food industry, which requires insecticides with no synthetic ingredients. Diatect V is sold primarily to commercial organic food growers, homeowners, and gardeners.

Results Ant & Insect: sold primarily to the domestic homeowner for the control of ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

Results Fire Ant: represents a specialized product that is directed towards the control of fire ants, found largely in the southern United States. This product is applied to fire ant mounds to quickly eliminate the fire ant population.

Results Indoor: this product is designed for indoor use under sinks, behind furniture, in air vents, under tile, and in stairwells and basements for the control of roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects.

Results Tomato & Garden: is designed for outdoor use by protecting garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

Results Rose & Floral: is also an outdoor product designed to protect specific floral such as azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, as well as a variety of plants. This product is designed to destroy such insects as mealy bugs, fruit flies, white flies, and caterpillars.

Results Pet Powder: is specifically designed for use on domestic pets. This product is targeted to provide homeowners and veterinarians with a powder that is effective in kennels and other animal boarding facilities to control insects that become lodged in the skin and fur of animals.

In 2002 we commenced a marketing effort to bring a greater awareness of our product into the market place. In so doing we sold our most popular product, Results Fire Ant, to numerous chapters of an agricultural organization in the southeastern United States as a not-for-profit fund raising project. This represented our first marketing efforts through the use of a non-profit organization. Our marketing efforts produced dismal results. Even though the acceptance of our product was encouraging, the collection of accounts receivable did not materialize and we concluded that aggressive collection efforts would not be in our best interest and our marketing plan. Consequently, during 2003 we elected to contribute our product to these organizations rather than force collection and we charged uncollected amounts to advertising and promotion expense.

A substantial part of our advertising and marketing efforts have been directed towards trade shows. We have found that one-on-one contact with our wholesale buyers has allowed us to explain the difference between our non-toxic products and competitive products those active ingredients may contain toxins or synthetics. We have a large variety of wholesale customers and we are not dependent on any one or on a small group of them for our product sales. Primarily our customers constitute small to medium retail outlets that serve their agriculture and gardening customers in the southern United States, where the fire ant population is prevalent. We do not have any agreements with our customers for their purchase of our products over any period of time. Consequently, we must contact our customers periodically in order to obtain orders from them or our customers must place new orders with us prior to any of our products being shipped to them.

At the start of 2004 we were allowed to sell our product in a single Big Box retail outlet and by the end of the year we obtained a retail vendor number allowing us to sell our product to 71 Big Box retail outlets in their southeast region. At the present time these sales do not constitute a major customer. Furthermore, having obtained a retail vendor number does not constitute an agreement to purchase our product, but rather allows us the opportunity to sell our product to their retail outlets.

In addition to trade shows, we have also used two other approaches to our advertising and marketing efforts. We have made use of infomercials to make the retail market aware of our products; however, inasmuch as we sell only to the wholesaler market, our efforts in this regard can only be assessed through increased sales within the broadcast market and have determined that this method of marketing is not cost effective. We also employ a group of customer representatives at our office in Utah who contact each of our customers by phone on a regular basis. We supply to our customers sales literature, banners, booths, and other materials in an effort to encourage them to actively promote our products. We produce substantially all of our sales and promotional material at our offices in Utah.

Our relative position in the market place for insecticides is very small. Major companies with sales significantly greater than ours represent our major competitors. These competitors have extensive resources that allow them to conduct research and development efforts that may lead to the introduction of new products. Any advantage that we may have over our competitors results from the non-toxic nature of our products and retail appeal that this aspect of our products may have. Inasmuch as we are dependent on the wholesale customers rather than retail customers, developing retail demand for our products is an important part of our marketing efforts and the reason we supply retail sales information to our customers.

All of our twelve full time employees at the end of 2004 were located at our Utah office. We have also retained from time to time consultants to help in our marketing efforts and we have two independent field representatives to help us sell our product. During 2003 we utilized a consultant to promote our products on an international level. This effort however, did not reach beyond the preliminary stages of marketing. At the end of 2004 we entered into a new agreement with a consultant to who had assisted us in marketing our product to large retailers. We credit this consultant in our obtaining a retail vendor number as previously discussed and have recognized $150,000 pre-paid expense on our balance sheet as a result of this new agreement.

Item 2.  Description of Property

Diatect International Corporation is located in an eleven-year-old 20,254 square foot class B masonry office/warehouse building at 875 South Industrial Parkway, Heber City, Utah. Heber City is located approximately 45 miles East of Salt Lake City, Utah, and is easily accessible by connecting freeways and highways. The building is located on a 1.928-acre parcel of ground that is part of the Utah Industrial Park and adequately serves as our corporate office and as our manufacturing facility. From this location our products are shipped to our customers on a timely basis while incurring a relatively low facility cost. The occupancy rate of the business office portion of the building is 23 people. We are occupying this building for our own benefit and are not leasing any portion thereof to any other entity. During 2003 and 2004 we depreciated our cost in this building at the same rate for book and income tax purposes, on the straight-line method over an estimated 30-year life. Property taxes were assessed at a rate of $0.011414 during 2004. Property taxes of $12,427 and $12,431, were paid for the years 2004 and 2003, respectively.

We purchased the aforementioned real estate in January 2003 at a cost of $875,500 and have made interest only payments of approximately $9,500 per month (13% per annum) through January 2005, at which time the mortgage note was due. We are reflecting an amount of $847,000 (the balance due after making a down payment of $28,500) as a current note payable on our balance sheets for 2004 and 2003. In March 2005, we sold this real estate for $900,000 and entered into a leaseback arrangement that has not been finalized. Consequently, we have not made any lease payments subsequent to the sale. We are currently negotiating a lease agreement that we anticipate will cover a period of 5 years with monthly lease payments of $7,500.

In addition, we have finished product inventory in a 5,000 square foot storage unit located in Pleasant Grove, Utah. Pleasant Grove is located approximately 20 miles South of Heber City and is also easily accessible by connecting freeways and highways. We rent this storage unit on a monthly basis for $1,100 per month.

It is not our intention to acquire any real property in the foreseeable future. During the time that we owned the real estate described above and subsequent thereto, we have maintained insurance coverage that we believe adequately covers our exposure to loss from fire, theft, and other occurrences, except for losses that may occur as a consequence of an earthquake.

We also own mining claims that consist of thirty-five 160-acre association placer claims and forty-eight 20-acre placer claims covering almost 11square miles of the northern part of the Harper Diatomite District, which is located four miles north of the town of Westfall in southern Oregon. These mining claims contain diatomaceous earth, which is an organic replacement for chemical insecticides and is an active ingredient in our product. We obtained an Ore Reserve Valuation Report dated March 1991 that valued these claims based on the reserves of diatomaceous earth obtainable from surface exposures and from the potential of mining these locations. Since that date we have not reevaluated these mining claims. We acquired these mining claims in September 2001 for payment of $940 and have reflected this cost on our financial statements.

Item 3.  Legal Proceedings

In the Third District Court of Salt Lake County, State of Utah, Complete Packaging, LLC d.b.a. Compax, filed a complaint on October 17, 2003 naming Diatect International Corp. as the defendant. Compax contends that we failed to make payment of a trade payable that, with interest and costs amounts to $323,892 plus accrued interest from November 30, 2004. During 2005, we entered into a settlement agreement that requires three $25,000 payments through May 2005 and a lump sum payment of $145,000 in June 2005. We have accrued a $220,000 liability on our financial statements at December 31, 2004.

In the Superior Court of California, County of San Diego, La Jolla Cove Investors, Inc., filed a complaint on July 12, 2004 naming Diatect International Corporation as the defendant. La Jolla Cove contends that we breached our contract with them by failing to honor a convertible debenture agreement entered into when they were named as our underwriter for a planned public offering of our common stock. La Jolla claims damages in the amount of $406,990 resulting in part from advances to us of $150,000 in 2002 and $100,000 in 2003, which amounts were to be repaid out of a portion of the proceeds from the public offering. We withdrew the registration statements on November 18, 2004 and claim that La Jolla made unreasonable demands on us with respect to the registration statement. We are currently negotiating a settlement and have accrued a $268,132 liability on our 2004 financial statements.

In the Fourth District Court in and for Wasatch County, State of Utah, Litho-Floxo Graphics, Inc., filed a complaint on May 23, 2003 naming Diatect International Corporation as the defendant. Litho-Flexo contends that we failed to make payment of a trade payable that, with interest and costs amounts to $92,478. We contend that that the packaging labels that we had purchased from Litho-Flexo were defective and could not be used in the packaging of our products. We have filed a counterclaim in excess of $100,000 for damages resulting from the use of the defective labels. We have accrued a $72,625 liability on our financial statements at December 31, 2004.

In the Fourth District Court in and for Wasatch County, State of Utah, Robinson Family LLC, filed a complaint on September 22, 2004 naming Diatect International Corporation, Jay W. Downs, and Dave Andrus as defendants. The Robinson Family contends that a $106,000 promissory note bearing interest at 12% per annum was due on April 1, 2002. We are in the process of negotiating a settlement of the note and have accrued a $126,686 liability on our financial statements at December 31, 2004.

In the Fourth District Court in and for Wasatch County, State of Utah, Bruce L. Shannon, individually and dba K-Net, filed a complaint on February 28, 2005 naming Diatect International Corporation as the defendant. Mr. Shannon contends that a $200,000 note dated August 1, 2001 and bearing interest at 12% per annum was due on August 1, 2002. We contend that Mr. Shannon entered into a note extension with us and thereby delayed payment of this note until May 1, 2005 and have accrued a $280,500 liability on our financial statements at December 31, 2004.

We are not aware of any pending legal proceedings that a governmental authority is contemplating against us nor are we aware of any legal proceedings that involve federal, state or local environmental laws.

Item 4.  Submission of Matters to a Vote of Securities Holders

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The following table sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by a weekly reporting service and according to the NASD’s OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. At April 15, 2005, our common stock was quoted under the symbol “DTCT” and had a high of $0.07 and a low of $0.07. All bid prices below have been rounded to the nearest whole cent. During 2003 Diatect International Corporation was listed on the Frankfurt & Berlin exchange, WKN 913540 and remains current in its filings.

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

During the year ended December 31, 2004, the Company issued 5,968,587 shares of its common stock valued at $588,176 in payment of debt and interest, 10,848,356 shares valued at $1,068,443 for services, and 2,736,565 shares valued at $354,016 for financing costs. These shares were valued at their fair market value on the date of issuance. In addition, the Company sold 7,386,100 shares of common stock at prices ranging from $0.10 to $0.25 per share for cash pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Management’s Discussion and Analysis

Cautionary Statement Regarding Forward-Looking Statements:

The information contained under Item 6. of this report contains forward-looking statements within the meaning of the safe harbor provisions provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Therefore, our actual results may differ materially from those described in the forward looking statements due to a number of factors, including but not limited to, general economic conditions and our ability to finance future operations. Forward looking statements include, but are not limited to, projections of revenues and expenditures; future plans and objectives that we are attempting to accomplish; statements of future economic performance; and any statements the use words such as “anticipate,” “expect,” “may,” “project,” “intend,” or similar expressions.

Overview:

Even though we were able to generate a gross profit of $462,278 from the sale of our products during 2004, our operating expenses of $2,797,873 substantially exceed our gross profit. Consequently, maintaining adequate cash flows remains a primary concern of management. Our current liabilities at December 31, 2004 of $3,854,051 exceed our current assets of $752,090 by over 5 times; however, we believe that we have taken certain steps that ensure our viability into the future. First, in March of 2005 we sold our real property and as a result generated approximately $50,000 in cash flow in excess of our mortgage loan. We were able to use this amount towards the payment of other outstanding debt. Second, we entered into a memorandum of understanding in March 2005, with Paul Morrell, Inc., d.b.a. The Event Source (“TES”), of which Philip M. Morrell is the principal stockholder. Currently the transaction has not added to our cash flow; however, Mr. Morrell has purchased 4,425,000 shares of our common stock since the start of 2005, which has contributed $857,000 to our cash position.

We have also made progress in promoting our products and believe that sales will increase during 2005. A major step was accomplished at the close of 2004 when we were granted a local vendor number from a major big box retailer to market our products in 71 of their stores in the southern United States. The affect of this potential major customer is not reflected in revenue for 2004 and we do not anticipate realizing any substantial cash flow from sales to this retailer until the second quarter of 2005. Because our products are in greater demand during the warmer months of the year when the insect population increases, we anticipate realizing greater sales during the second and third quarters of the year.

Even though we increased our marketing effort in 2003 we did not realize a sustained increase in revenue. We attribute the decline in revenue, from $732,391 in 2003 to $665,676 in 2004, to the restructuring of our sales operations and a refocusing of our emphasis in our marketing efforts. We are now targeting major retailers in an effort to increase the volume of products being sold to a single customer as opposed to merely increasing our customer base. We believe that this new emphasis has contributed to our higher gross profit percentage. Specifically, during 2003, $0.56 of each $1.00 of sales represented the cost of the products that we sold. During 2004, we reduced those costs to $0.31 of each $1.00 of sales.

Results of Operations:

Revenue: We had revenue of $665,676 and cost of sales of $203,398 resulting in a gross profit of $462,278 for the year ended December 31, 2004. During the year ended December 31, 2003, we had revenue of $732,391 and cost of sales of $408,749, which would have resulted in a gross profit of $323,642 had we not lowered the carrying value of our inventory to market value and charged $463,861 towards costs that reduced our gross operating profit. As a result, for the year ended December 31, 2003 we had a gross loss of $140,219.

Total revenue decreased in 2004 by approximately 9% or $66,715, as a result of focusing of our sales efforts away from smaller retail outlets and retail establishments that cater to conventional agriculture. We have elected to concentrate our sales efforts on larger retail outlets and in particular on big box retail stores. By the end of 2004 we had obtained one such customer, allowing us to sell our products in 71 of their stores located in one of their regional markets. We intend to obtain a national vendor number from this customer during 2005 and to pursue additional big box retail customers in order to obtain access to their several local stores.

As interest in natural grown foods continues, we have made a special effort to contact retail establishments and growers of organic foods to promote our products to them. We believe that all of these efforts will result in an increase in revenue in 2005 over that of 2004.

Operating Expenses: Reducing operating expenses remains a major goal of management. For the year ended December 31, 2004, operating expenses of $2,797,873 were 4.2 times greater than sales; however, this represents a reduction from 2003 when our operating expenses of $3,646,177 were 5 times greater than sales. Thus, we were able to reduce 2004 operating expenses by $848,304 or 23% from 2003. Employee compensation continues to be our largest expense; however, a portion of this expense item results from the issuance of our common stock, and valuing such issuances at fair market value. Consequently, employee compensation does not represent as large of a cash drain as may be perceived. We have planned additional substantial reductions in employee compensation and project a 50% reduction in this item for 2005.

During 2004 a part of the reduction in employee compensation came as a result of an increase in consulting fees that we have paid to individuals for marketing our products. A large portion of our consulting fees was paid through the issuance of common stock and valuing such issuances at fair market value. Consulting fees in 2004 increased by $413,911 or 132% over 2003. We have likewise planned substantial reductions in consulting fees and also project a 50% reduction in this item for 2005.

Liquidity and Capital Resources

Sales of our product were not sufficient to sustain operations during 2004 and 2003, and we have relied heavily on loans and on the issuance of our common stock to provide necessary liquidity. The issuance of our common stock has been a major capital resource and has allowed us to pay for services that were provided to us, to satisfy debt payments and to obtain cash. We valued common stock issuances based on the fair market value as determined in the over-the-counter market place. Thus, during 2004 common stock issuances accounted for services in the amount of $918,443 and for pre-paid expenses in the amount of $150,000, for a total of $1,068,443; $354,016 in finance/interest charges, $588,176 in reductions of notes payable, accounts payable and accrued interest, and we received $822,423 in cash. During 2003 common stock issuances accounted for $819,815 in services, $1,000,617 in finance/interest charges, $626,626 in reductions of notes payable and accrued interest, and we received $419,000 in cash

In summary, we have generated revenue of $665,676 and $732,391during the years ended December 31, 2004 and 2003, respectively; we have incurred a net loss of $2,818,583 and $5,162,155 during the years ended December 31, 2004 and 2003, respectively; and had negative cash flows from operating activities of $908,650 and $1,756.024 during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had accumulated a deficit of $23,570,770, had a working capital deficiency of $3,101,961 and had a stockholders’ deficit of $2,637,879. Our cash resources consist of collections from customers, debt financing and from the issuance of common stock.

At the end of 2004 we negotiated new notes with several of our note holders in the amount of $1,277,057. As a result, we reduced the interest rate to 5% per annum and extended the due date of both principal and interest until 2008. We entered into similar arrangements with two of our vendors and thereby deferred payment of $508,506 until 2008. The current portion of notes payable at 2004 of $2,272,207 includes a $847,000 mortgage loan that was paid off in 2005 as described in the following paragraph.

Subsequent to December 31, 2004, we sold the real estate on which our office building and manufacturing facility are located for $900,000 cash, and we have received $727,000 in cash through the sale of our common stock. Pursuant to a stock subscription agreement, we anticipate receipt of an additional $545,000 in cash. These sources of liquidity have allowed us to continue in operations and to provide us with a measure of stability as we pursue our marketing program. We have also entered into a memorandum of understanding that we believe may provide us with new sources of liquidity (See Item 12. of this report and Note 11 in our financial statements).

Item 7.  Financial Statements

Our financial statements are set forth immediately following the signature page to this Form 10-KSB/A.  (See Item 13. Exhibits for Index to Financial Statements.)

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

On November 4, 2004 our board of directors dismissed Williams & Webster, P. S. our independent accountants, who had expressed an unqualified opinion on our 2003 financial statements. Prior to that time there had not been any disagreements with our former independent accountants regarding any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

On February 14, 2005 our board of directors engaged Hansen, Barnett & Maxwell (HBM) as our new independent registered public accounting firm to audit our 2004 financial statements and to review our quarterly condensed financial statements. We have authorized our former independent accountants to respond fully to any inquiries of HBM concerning any matters relating to accounting principles or practices, financial statement disclosures, or auditing scope or procedures. Prior to their appointment we did not discuss any accounting matters with HBM.  On March 9, 2005, our board of directors concluded that our financial statements for 2003, and our interim, condensed financial statements for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004 should be placed under review and should no longer be relied upon.

On March 24, 2005 we modified our engagement of HBM to include the audit of our restated 2003 financial statements. The restated 2003 audited financial statements are included in this report and have disclosed the effects of the restatement as part of Note 1 – Summary of Significant Accounting Policies.

Item 8A.  Controls and Procedures

As of the end of 2004, Mr. David Andrus, our Chief Executive Officer and Principal Accounting Officer evaluated our disclosure controls and procedures and, based on his evaluation, concluded that our disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in future reports filed under the Securities Act of 1934 to be recorded, processed, summarized and reported on a timely basis. However, as a result of accounting issues relating to the restatement of our 2003 financial statements (as disclosed in Item 8 above), we filed Form 12b-25 and gave notification of our late filing of Form 10-KSB for the year ended 2004. We have further amended our 2004 Form 10-KSB report with this Form 10-KSB/A report.

Mr. Andrus has also assessed our internal controls over financial reporting as of the end of 2004 and has determined that such controls are effective and that no material weaknesses exist. We have requested that HBM provide us with an attestation report with respect to our internal controls over financial reporting and have provided their response as an exhibit. There have not been any changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected or that are likely to affect our internal control over financial reporting.

Item 8B.  Other Information

We have made all required disclosures for the fourth quarter of 2004 on previously filed Form 8-Ks.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth as of March 2, 2004, the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since

David H. Andrus	40	Director President Chairman of the Board	December 1997 December 2004 December 2004

John L. Runft	68	Director	February 1995

Margie Humphries	55	Corporate Secretary	October 2002

M. Stewart Hyndman	48	Director	December 1997

Frank S. Priestley	48	Director	November 2002

Michael P. McQuade	48	Director	May 2002

Javvis O. Jacobson	33	Director	March 2004

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

David H Andrus became President and Chairman of the Board of Directors of the Company in December 2004. From 2001 to the time of this appointment Mr. Andrus was the Chief Operating Officer of the Company and Vice-President of Research & Development. When the Company commenced operations in 1998, Mr. Andrus became affiliated as a distributor.

John L. Runft has been practicing law since 1965 (specializing in business organizations and litigation), and has been self-employed as an attorney in the State of Idaho since 1988. He received his B.A. from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965. Mr. Runft is licensed to practice in the State of Idaho, before the United States Court of Appeals, and the United States Supreme Court.

M. Stewart Hyndman is and has been the President of Magic Miles Ltd; Inc. since it commenced business in 1995. Magic Miles Ltd. is located in Meridian, Idaho, and operates as a trading company specializing in the export of agricultural commodities and industrial products. Mr. Hyndman graduated from the University of Idaho.

Frank S. Priestley has operated his own farming business in Idaho since 1970.  He currently serves as President of the Idaho Farm Bureau Federation, and is a member of the governing board of the Farm Bureau Finance Co., the Agricultural and Educational Research Foundation and the Farm Bureau Insurance Companies of Idaho.  He also serves on the Board of Directors for the American Farm Bureau Federation, with an appointment to the executive committee.

Dr. Michael P. McQuade is a dentist and has been self-employed in his private dental practice in Richmond, Virginia since 1987. He graduated from Virginia Polytechnic Institution & State University with a B.S. in Biology and from the Virginia Commonwealth University with a Doctor of Dental Surgery.

Margie Humphries was appointed Corporate Secretary in October of 2002. Prior to accepting this position and since 1998, she was a medical transcriber (team leader) for Utah Valley Regional Medical Center.

Javvis O. Jacobson, a certified public accountant, is the CFO of Beehive Credit Union in Salt Lake City Utah, and has held that position for the past five years. Mr. Jacobson graduated from Weber State University with a B.S. in accounting.

Involvement in Certain Legal Proceedings

See Item 3.  Legal Proceedings.

Item 10.  Executive Compensation

The following tables set forth certain summary information concerning the compensation paid or accrued for each of our last two completed fiscal years to our chief executive officer and each of our other executive officers that received compensation during such period (as determined at December 31, 2003, the end of our last completed fiscal year):

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities		All
Name and				Annual	Restricted	Underlying		Other
Principal				Compensation	Stock	Options /	LTIP	Compensation
Position	Year	Salary ($)	Bonus ($)	($)	Awards ($)	SARs (#)	Payouts ($)	($)

Jay W. Downs
CEO	2004	114,170	-	-	-	-	-	19,810
CEO	2003	128,980	9,000	-	108,797	350,000	-	170,710
CEO	2002	120,000	6,739	-	-	-	-	-

David Andrus
CEO	2004	58,712	6,657	-	-	-	-	170,290
Vice-President	2003	99,639	9,000	-	146,150	-	-	134,255
Vice-President	2002	90,000	6,739	-	-	-	-	-

Employment Agreements

David Andrus signed an employment agreement effective December 1, 2004 for a term of two years at an annual salary of $150,000 per year, with a signing bonus of 3,000,000 (non-dilutable, valued at market price) of our restricted common stock.  The agreement includes provisions for reasonable allowances and a bonus based on 1% of gross sales receipts as determined on a quarterly basis.  Accrued bonuses for 2004 pursuant to his agreement were paid in December 31, 2004.

Jay W. Downs resigned during the year 2004. All payments and stock options pursuant to his employment agreement were terminated upon his resignation.

Board Compensation

Members of the board of directors are compensated for service at a rate of 1,000 shares of stock per month of service.  In 2004, we issued a total of 85,000 shares to the current directors pursuant to this compensation arrangement as follows:

Jay W. Downs	6,000 shares
David H. Andrus	12,000 shares
John L. Runft	12,000 shares
M. Stewart Hyndman	12,000 shares
Michael P. McQuade	12,000 shares
Frank S. Priestley	12,000 shares
Javvis O. Jacobson	19,000 shares

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth as of April 15, 2005, the name and address and the number of shares of our Common Stock, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 98,825,041 issued and outstanding shares, and the name and share holdings of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Position Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Philip M. Morrell 617 North DeSoto Str. Salt Lake City, UT 84103	7,577,034	7.67
Share Holder

Security Ownership of Officers and Directors

Title of Class	Name and Position of Officer and Director	Amount and Nature of Beneficial Ownership	Percent of Class

Common	David H Andrus Director/President Chairman of the Board 1248 South Pangea Heber, UT 84032	7,017,841	7.10

Common	John L. Runft Director 1020 W. Main, Suite 400 Boise, ID 83702	1,918,040	1.94

Common	Javvis O. Jacobson Director 517 East Mutton Hollow Kaysville, UT 83237	169,000	0.17

Common	M. Stewart Hyndman Director 18520 – 11th N. Ext. Nampa, ID 83687	389,800	0.39

Common	Frank S. Priestley Director 3473 South 3200 East Franklin, ID 83237	76,000	0.00

Common	Michael P. McQuade Director 30 Courthouse Rd. Richmond, VA 23236	1,500,085	1.52

Common	Margie Humphries Secretary 620 West 1250 South Heber, UT 84032	145,000	0.15

All Officers/Directors as a Group (7 persons)	11,215,766	11.27

Item 12.  Certain Relationships and Related Transactions

One of our Directors performed legal services for us during the year 2003 and charged us at his usual and customary rate. During 2004, 43,750 shares of common stock valued at market ($7,875) were issued in payment for these services and during 2003, 378,322 shares of common stock valued at market ($56,748) were issued in payment for these services.

Certain of our Directors extended their personal credit and guarantees on our behalf. In consideration thereof we issued to them 400,000 shares of common stock valued at market ($60,000) and 700,000 shares of common stock valued at market ($105,000), during 2004 and 2003, respectively.

During 2003 we sold to Diatomaceous Earth Deposits of Virginia (DEDV), a company co-owned by one of our Directors, a 90% interest in our 35 160-acre association placer diatomaceous earth mining claims and 48 20-acre placer diatomaceous earth mining claims located in the State of Oregon for a note in the amount of $31.1 million. The terms of the note required DEDV to make annual principal payments of $1,945,350 and interest payments at 8% per annum for 16 years commencing in September 2005. In December 2004, DEDV informed us that they would not pursue efforts to place these mining claims into production, even though they had spent money to investigate the potential of doing so. Consequently, we entered into a termination and release agreement with them. We did not recognize this sale in our restated financial statements for 2003 because we believe the sale was not substantive in light of DEDV’s thin capitalization and their relatively minimal investment in this property.

At December 31, 2004 and 2003 we had total notes payable in the amounts of $4,057,770 and $3,652,903, respectively. Some of these notes are payable to our stockholders; however, none of these stockholders are known by us to own of record or beneficially more than 5% of our common stock.

On March 9, 2005, we entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”), of which Philip M. Morrell is the principal stockholder. Under the terms of a modified memorandum of understanding, we have agreed to purchase the business operations and the intangible assets of TES in consideration of an $80,000,000 promissory note bearing interest at 3% per annum, due in 2012. This purchase is subject to several conditions precedent to closing. On March 9, 2005, we also sold our real property located in Heber City, Utah for $900,000 to Morrell & Associates, LLC, an entity in which Mr. Morrell is also a principal stockholder and the Chief Executive Officer. Furthermore, we entered into a subscription agreement with Mr. Morrell on March 9, 2005, pursuant to which he purchased 1,400,000 shares of our common stock for a cash payment of $402,000 ($0.287 per share). Prior to these transactions Mr. Morrell had purchased 2,500,000 shares of our common stock from us in consideration of cash payments totaling $250,000 ($0.10 per share) and subsequent thereto Mr. Morrell entered into a subscription agreement for the purchase of an additional 3,500,000 shares of common stock for $700,000 ($0.20 per share). Through April 15, 2005, we have received $155,000 of the subscription amount. On March 11, 2005, we issued 177,034 shares of common stock to Mr. Morrell as a consulting fee and recorded an expense of $10,622, based on the market value of the common stock issued.

Item 13.  Exhibits

Index to Exhibits:

(3)(i) Articles of Incorporation

(3)(ii) By-laws

(14) Code of ethics

(31) Rule 13a-14(a)/15d-14(a) Certifications

(32) Section 1350

Index to Financial Statements: The following financial statements are included in this report:

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

October 28, 2004

November 5, 2004

December 30, 2004

Item 14.  Principal Accountant Fees and Services

Audit Fees:

Hansen, Barnett & Maxwell was engaged as our registered public accounting firm during 2005 and we have made a $5,300 retainer payment to them for the audit of our 2004 and restated 2003 annual financial statements. Through April 2005, we have been charged $54,655 for audit fees.

Audit-Related Fees:

No other fees have been billed by Hansen, Barnett & Maxwell during the last two fiscal years for assurance or other related services that were reasonably related to the audit of our financial statements and not reported under Audit Fees above.

Tax Fees:

Hansen, Barnett & Maxwell were engaged by the Company in 2005 to review certain tax matters relating to our net operating loss carry-forward. Through April 2005, we have been charged $775 for tax related fees.

All Other Fees:

There were no other fees billed by Hansen, Barnett & Maxwell during the last two fiscal years for products and services provided by them.

Pre-Approval Policies and Procedures:

Our Board of Directors reviews and approves audit and permissible non-audit services performed by our registered public accounting firm. In its review of non-audit service fees and in its appointment of a registered public accounting firm, our Board of Directors considered whether such services are compatible with maintaining the authorized independence, objectivity and impartial judgment on all issues encompassed within our public accountants engagement. As part of their review, they have given due consideration to Rule 2-01 of Regulation S-X. All fees for audit and non-audit services that may be charged by our registered public accounting firm will be pre-approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIATECT INTERNATIONAL CORPORATION

/s/ David Andrus, Chief Executive Officer, Principal Accounting Officer

Date: May 5, 2005

/s/ Margie Humphries, Corporate Secretary

Date: May 5, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John L. Runft, Director

Date: May 5, 2005

/s/ Javvis O. Jacobson, Director

Date: May 5, 2005

/s/ David H. Andrus, Director

Date: May 5, 2005

/s/ M. Stewart Hyndman, Director

Date: May 5, 2005

/s/ Frank S. Priestley, Director

Date: May 5, 2005

/s/ Michael P. McQuade, Director

Date: May 5, 2005

DIATECT INTERNATIONAL CORPORATION

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DIATECT INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

EXHIBIT (31)

Rule 13a-14(a) / 15d-14(a) Certification

I, David H Andrus, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Diatect International Corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(a) and 15d-14(a)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-14(f) and 15d-14(f) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Design such internal control over financial reporting, or case such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function);

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other emploees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 5, 2005

/s/ David H. Andrus

Principal Executive Officer

Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, in his capacity as the principal executive officer and principal financial officer Diatect International Corporation (“Company”) that:

1.

the financial statements contained in the annual report on Form 10-KSB/A of the Company for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: May 5, 2005

/s/ David H Andrus________

Principal Executive Officer

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

_

Acting as a consultant to a customer, client or supplier.

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