Form 10QSB
period 2005-03-31
DIATECT INTERNATIONAL CORP
filed 2005-05-27
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _____ to _____

Commission file number: 0-10147

Diatect International Corporation
(Exact name of small business issuer as specified in its charter)

California 82-0513109
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices)

(435) 654-4370
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

98,825,041 shares of common stock as of May 10, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

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

DIATECT INTERNATIONAL CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 80,135	$ 85,260
Trade accounts receivable, net of allowance for doubtful
accounts of $40,705 and $40,705, respectively	62,735	54,919
Inventory	445,507	461,911
Prepaid expenses and other current assets	112,500	150,000
Total Current Assets	700,877	752,090
Property and Equipment	367,322	1,242,822
Less: Accumulated depreciation	(199,397)	(233,499)
Net Property and Equipment	167,925	1,009,323
Intangible Assets - EPA Labels	1,736,322	1,736,322
Less: Accumulated amortization	(558,000)	(496,000)
Net Intangible Assets	1,178,322	1,240,322
Total Assets	$ 2,047,124	$ 3,001,735
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 288,656	$ 370,789
Accrued payroll and related liabilities	31,433	285,590
Accrued interest payable	516,940	506,924
Accrued settlement obligations	392,613	418,541
Notes payable - current portion	1,808,827	2,272,207
Total Current Liabilities	3,038,469	3,854,051
Long-Term Notes Payable - net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 100,000,000 shares authorized;
98,664,997 shares and 88,817,518 shares outstanding, respectively	21,917,697	20,784,858
Receivable from shareholder	(600,000)	-
Warrants outstanding	148,033	148,033
Accumulated deficit	(24,242,638)	(23,570,770)
Total Stockholders' Deficit	(2,776,908)	(2,637,879)
Total Liabilities and Stockholders' Deficit	$ 2,047,124	$ 3,001,735

See accompanying notes to condensed financial statements.

DIATECT INTERNATIONAL CORPORATION

CONSENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,	2005	2004

Revenue	$ 114,813	$ 209,586
Cost of Revenue	(32,788)	(85,610)

Gross Profit	82,025	123,976

Operating Expenses
Employee compensation	247,119	193,150
Consulting	107,899	107,992
Depreciation	14,265	22,664
Amortization of intangible assets	62,000	62,000
Advertising and promotion	11,533	108,774
General and administrative	222,536	211,989
Total Operating Expenses	665,352	706,569

Loss from Operations	(583,327)	(582,593)

Other Income (Expense)
Interest expense	(164,916)	(256,310)
Gain from sale of building	74,297	-
Gain from termination of debt	2,078	76,166

Net Loss	$ (671,868)	$ (762,737)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.01)

Weighted-Average Common Shares Outstanding	92,068,191	63,670,721

See accompanying notes to condensed financial statements.

 DIATECT INTERNATIONAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2005	2004
Cash Flows from Operating Activities
Net loss	$ (671,868)	$ (762,737)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	76,265	84,664
Gain from debt termination	(2,078)	(76,166)
Gain on disposal of property and equipment	(74,297)	-
Issuance of stock for services	73,938	227,402
Issuance of stock for finance charges and interest	115,500	129,438
Changes in operating assets and liabilities
Trade accounts receivable	(7,816)	(57,772)
Prepaid expenses	37,500	(65,475)
Inventory	16,404	58,105
Accounts payable	(80,055)	93,736
Accrued interest payable	122,344	96,500
Other accrued liabilities	(248,654)	(4,805)
Net Cash Used in Operating Activities	(642,817)	(277,110)
Cash Flows from Investing Activities
Purchase of property and equipment	-	(3,166)
Net Cash Used in Investing Activities	-	(3,166)
Cash Flows from Financing Activities
Proceeds from borrowings under notes payable	407,000	182
Principal payments on notes payable and capital lease obligation	(39,308)	(772)
Proceeds from issuance of common stock and warrants	270,000	331,110
Net Cash Provided by Financing Activities	637,692	330,520
Net Increase in Cash	(5,125)	50,244
Cash at Beginning of Year	85,260	6,021
Cash at End of Period	$ 80,135	$ 56,265

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$ 72,400	$ 17,431
Noncash Investing and Financing Activities
Payment of principal on mortgage note payable, accrued interest
and other expenses from proceeds from sale of building	$ 901,430	$ -
Common stock issued for note receivable from shareholder	600,000	-
Conversion of note payable and accrued interest into common stock	73,500	105,976

See accompanying notes to condensed financial statements.

DIATECT INTERNATIONAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS AND PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission.  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial   statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – RESTATEMENT OF 2004 FINANCIAL STATEMENTS

The Company has restated its financial statements as of March 31, 2004 and for the three months then ended as follows:

	As Previously	Effect of
	Reported	Restatement	As Restated
For the Three Months Ended March 31, 2004
Consulting expense	$ 72,347	$ 35,645	$ 107,992
Interest expense	174,219	82,091	256,310
Amortization of intangible assets	-	62,000	62,000
Net loss	586,207	176,530	762,737

As of March 31, 2005
Current assets	$ 1,364,664	$ (683,787)	$ 680,877
Note receivable from related party	12,000,000	(12,000,000)	-
Intangible assets	1,744,822	(566,500)	1,178,322
Total assets	16,271,026	(14,243,902)	2,027,124
Current liabilities	2,550,188	1,303,863	3,854,051
Long term liabilities	3,448,948	(1,690,385)	1,758,563
Stockholders' equity (deficit)	10,271,890	(13,036,436)	(2,764,546)

The following is a summary of the significant reasons for the restatement:

DIATECT INTERNATIONAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

•

Intangible assets relating to EPA labels were revised from having an indefinite life to being amortized over their estimated useful life of seven years, which resulted in recognition of $62,000 of amortization expense during the period.

•

Interest expense was increased for interest that was paid through the issuance of equities of approximately $82,000.

•

The sale of mining property for a $12,000,000 note receivable was not substantive and was reversed.

•

Inventory was adjusted by $536,068 to reduce it to market value which was lower than cost.

•

Approximately $1,400,000 of notes payable were reclassified from long-term liabilities to current liabilities.

•

Stock options and warrants, which had expired or had been exercised, of $210,635 were reclassified to common stock.

NOTE 3 – BUSINESS CONDITION

The Company generated revenue of $114,813 and $209,586 during the three months ended March 31, 2005 and 2004, respectively. However, during the three months ended March 31, 2005 and 2004, the Company incurred net losses of $671,868 and $762,737, respectively, and had negative cash flows from operating activities of $642,817 and $277,110, respectively. As of March 31, 2005, the Company had accumulated a deficit of $24,242,638, had a working capital deficiency of $2,337,592 and had a stockholders’ deficit of $2,776,908. The company is also involved in several litigation claims. The Company’s cash resources consist of collections from customers, debt financing and from the issuance of common stock.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt and equity capital sufficient to conduct its operations and to pay its obligations as they become due. Management plans to fund further operations of the Company through revenues generated from the sale of its pesticide product, from additional debt financing activities and from the issuance of common stock, the realization of which is not assured and may not be available on terms acceptable to the Company.

NOTE 4 – RELATED PARTIES

Certain directors of the Company have extended their credit and guarantees on behalf of the Company. During the three months ended March 31, 2005, the Company issued 550,000 shares of common stock valued at $33,000 to compensate these directors. These shares were valued at market on the dates issued.

DIATECT INTERNATIONAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE

	March 31,	December 31,
	2005	2004
Revolving lines of credit with financial institutions	$ 11,787	$ 15,404
Mortgage note payable	-	847,000
Convertible debenture with La Jolla Investment, LLC	285,500	286,263
Unsecured, 10% notes payable to investors	775,155	392,155
Unsecured, 12% notes payable to investors	366,685	366,685
Unsecured, 15% notes payable to investors	260,000	260,000
5% notes payable due in 2008	1,277,057	1,277,057
5% notes payable to vendors due in 2008	508,506	508,506
Interest-bearing cash advance	97,000	97,000
Non-interest cash advances	12,700	7,700
Total Notes Payable	3,594,390	4,057,770
Less current portion of notes payable	(1,808,827)	(2,272,207)
Total Long-Term Notes Payable.	$ 1,785,563	$ 1,785,563

Mortgage Note Payable – The Company purchased its facilities on January 17, 2003 at a total cost of $875,500. Terms of the agreement called for a down payment of $28,500 and a mortgage note of $847,000 bearing interest at a rate of 13% per annum and secured by the related land and building. During March 2005, the land and building were sold to an unrelated third party and the proceeds from the sale were paid by the buyer to satisfy the balance due under the mortgage note, related accrued interest and other accrued expenses.

10% Note Payable – During the three months ended March 31, 2005, the Company executed a $402,000 promissory note payable to Phil Morrell, which is due on June 9, 2005 with interest accruing at an annual rate of 10%. In connection with the issuance of the promissory note, the Company issued the lender 1,650,000 shares of common stock as a financial incentive for the loan. The common stock was valued at $82,500, or $0.05 per share, based on the market value of the common stock on the date issued, which was recognized on that date as interest expense.

NOTE 6 – SETTLEMENTS AND CONTINGENCIES

Settlements – Settlements consisted of the following:

	March 31,	December 31,
	2005	2004
Litho-Flexo	$ 72,625	$ 72,625
David J. Stecher	16,814	16,814
Compax/Flex-Pak	194,622	220,000
Others	108,552	109,102
Total Accrued Obligations	$ 392,613	$ 418,541

DIATECT INTERNATIONAL CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Contingencies - The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns that could impair the marketing of its products.

NOTE 7 - COMMON STOCK

During the three months ending March 31, 2005, the Company issued 1,900,000 shares of its common stock for $170,000. The Company also for a $700,000 note from a shareholder for the purchase of 3,500,000 shares at $0.20 per share. As of March 31, 2005, $100,000 had been received by the Company on the note. Subsequent to March 31, 2005, the Company received an additional $55,000 on the note. The $600,000 balance under the note has been classified as a contra-equity account.

During the three months ended March 31, 2005, the Company issued 1,168,908 shares of common stock to directors and employees for services valued at $73,938. The shares were valued at their market value on the date of issuance.

During the three months ended March 31, 2005, the Company issued 1,078,571 shares of common stock upon the conversion of a $10,000 note payable and $63,500 of accrued interest on notes payable. The note and accrued interest were converted at the market value of the Company’s common stock on the dates of the conversions and averaged $0.07 per share.

NOTE 8 – ACQUISITION AGREEMENT

On March 9, 2005 the Company entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding as subsequently modified, the Company agreed to purchase the business operations and the intangible assets of TES in consideration of an $80,000,000 promissory note bearing interest at 3% per annum, due in 2012. The purchase is subject to several conditions precedent to closing.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Overview:

We have  made progress in promoting our products and believe that sales will increase during 2005. A major step was accomplished at the close of 2004 when we were granted a local vendor number from a major big box retailer to market our products in 71 of their stores in the southern United States. The affect of this potential major customer is not reflected in revenue for first quarter of 2005 and we do not anticipate realizing any substantial cash flow from sales to this retailer until the second quarter of 2005. Because our products are in greater demand during the warmer months of the year when the insect population increases, we anticipate realizing greater sales during the second and third quarters of the year.

Even though we increased our marketing effort in 2005 we did not realize a sustained increase in revenue. We attribute the decline in revenue, from $ 209,586 in 2004 to $114,813 in 2005, to the restructuring of our sales operations and a refocusing of our emphasis in our marketing efforts. We are now targeting major retailers in an effort to increase the volume of products being sold to a single customer as opposed to merely increasing our customer base. We believe that this new emphasis has contributed to our higher gross profit percentage. Specifically, during the first quarter of 2005 cost of revenue was 29% verses the first quarter of 2004 of 41%.

Three Months ended March 31, 2005 compared to March 31, 2004

Revenue: We had revenue of $114,813 and cost of sales of $32,788 resulting in a gross profit of $82,025 for the year first quarter ending March  31, 2005. During the first quarter ended March 31, 2004, we had revenue of $209,586 and cost of sales of $85,610, which would have resulted in a gross profit of $123,976.  We attribute the decline in revenue directly to our OMRI listing being withdrawn.  We were not able to capitalize on the past two years of marketing efforts in the organic field.  The company has filed suit against OMRI for breach of contract, breach of the implied covenant of good faith and fair dealing and tortuous interference with prospective economic relations

Total revenue decreased in the first quarter of 2005 as compared to the previous period by approximately 45% or $94,773, as a result of focusing of our sales efforts away from smaller retail outlets and retail establishments that cater to conventional agriculture. We have elected to concentrate our sales efforts on larger retail outlets and in particular on big retail stores.

Operating Expenses: For three months ended March 31, 2005 and 2004, total operating expenses were $665,352 and $706,596, respectively, for total operating loss of $583,327 and $582,593.

Reducing operating expenses remains a major goal of management.  During the upcoming period our plan is to continue to reduce expenses where ever possible.  Employee compensation continues to be our largest expense; however, a portion of this expense item results from the issuance of our common stock, and valuing such issuances at fair market value. Consequently, employee compensation does not represent as large of a cash drain as may be perceived.

Liquidity and Capital Resources

Sales of our product were not sufficient to sustain operations during the first quarter of 2005, and we have relied heavily on the issuance of our common stock to provide necessary liquidity. The issuance of our common stock has been a major capital resource and has allowed us to pay for services that were provided to us, to satisfy debt payments and to obtain cash. We valued common stock issuances based on the fair market value as determined in the over-the-counter market place.

At March 31, 2005 we had current assets of $ 700,877 primarily consisting of accounts receivable of $62,735, prepaid expenses of $112,500 and inventory of $445,507.  We had current liabilities of $3,038,469 primarily consisting of accounts payable of $288,656 and interest payable of $516,940.

During the balance of fiscal year 2005, we may seek working capital from several sources.  We believe the largest and most important markets for our products are Home and Garden and Commercial applicators. As our working capital increases, we will allocate additional funds to advertising and field support.

Impact of Inflation

We have experienced a rise in our freight costs due to higher fuel costs.

Seasonality

We have not experienced significant variations in sales of products attributable to seasonal factors.

Item 3. Controls and Procedures.

Mr. David Andrus, our Principal Executive Officer and Principal Accounting Officer, has evaluated our disclosure controls and procedures and, based on his evaluation, concluded that our disclosure controls and procedures were appropriate and effective in causing information required to be disclosed in this report filed under the Securities Act of 1934 to be recorded, processed, summarized and reported on a timely basis. Mr. Andrus has also assessed our internal controls over financial reporting as of the our first quarter ending March 31, 2005 and has determined that such controls are effective and that no material weaknesses exist. There have not been any changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected or that are likely to affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

No other material legal proceedings were commenced against us during the first quarter of 2005.

We are not aware of any pending legal proceedings that a governmental authority is contemplating against us nor are we aware of any legal proceedings that involve federal, state or local environmental laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All issuances of common stock described below were made at the prevailing market price for the Company’s common stock as of the date authorized, except where specifically stated. For those shares of common stock issued for cash, no commissions were paid and we did not utilize an underwriter in the sale of our securities. We have relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 in the issuance of our securities.

Item 3. Defaults Upon Senior Securities.

No defaults occurred during the first quarter of 2005 with respect to any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders during the first quarter of 2005.

Item 5. Other Information.

None.

Item 6 Exhibits and Reports on Form 8-K.

(31) Rule 13a-14(a) / 15d-14(a) Certification.

(32) Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation

Date:

May 23, 2005

/s/ David Andrus

Principal Executive Officer

Principal Financial Officer

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

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 23, 2005

/s/ David H. Andrus

Chief Executive Officer

Principal Financial Officer

CERTIFICATION PURSUANT TO SECTION 1350

[Pursuant to section 13(a) of 15(d)]

The undersigned hereby certifies, in his capacity as the principal executive officer and principal financial officer Diatect International Corporation (“Company”) that:

1.

the financial statements contained in the quarterly report on Form 10-QSB of the Company for the three months ended March 31, 2005, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: May 23, 2005

/s/ David H Andrus________

Principal Executive Officer

Principal Financial Officer