Form 10QSB
period 2005-06-30
DIATECT INTERNATIONAL CORP
filed 2007-10-24
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[    ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from_____ to _____

Commission File Number: 0-10147

Diatect International Corporation
(Exact name of small business issuer as specified in its charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices)

(435) 654-4370
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [ X  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 22, 2007 the issuer had 152,652,184 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Page Number
PART I

ITEM 1. Condensed Financial Statements (unaudited)
Balance Sheets as of June 30, 2005 and December 31, 2004	1
Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	2
Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	3
Notes to Condensed Consolidated Financial Statements	4

ITEM 2. Management’s Discussion and Analysis.	19
ITEM 3. Controls and Procedures.	22

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23
ITEM 6. Exhibits.	23
Signatures	24

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$5,909	$85,260
Accounts receivable, net of allowance for doubtful accounts	48,440	54,919
Inventory	407,239	461,911
Prepaid expenses and other current assets	6,750	150,000
Total Current Assets	468,338	752,090
Property and Equipment, net of accumulated depreciation	158,369	1,009,323
Intangible Assets, net of accumulated amortization	1,116,322	1,240,322
TOTAL ASSETS	$1,743,029	$3,001,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade accounts payable	$399,985	$88,442
Accrued liabilities	41,913	268,728
Checks drawn in excess of cash in bank	1,551	13,619
Accrued payroll and related liabilities	124,564	285,590
Accrued interest	544,952	506,924
Accrued settlement obligations	335,108	418,541
Current portion of notes payable	1,388,406	2,272,207
Total Current Liabilities	2,836,479	3,854,051
Long-term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit:
Common stock, no par value, 100,000,000 shares authorized, 95,665,040 shares and 88,817,518 shares outstanding,respectively	21,805,197	20,784,858
Warrants outstanding	148,033	148,033
Accumulated deficit	(24,832,243)	(23,570,770)
Total Stockholders' Deficit	(2,879,013)	(2,637,879)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,743,029	$3,001,735

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONSENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$110,299	$170,106	$225,112	$379,692
Cost of Revenue	148,372	128,075	271,094	275,685

Gross Profit	(38,073)	42,031	(45,982)	104,007

Operating Expenses:
Marketing and selling	94,847	8,832	169,944	117,606
General and administrative	413,788	683,174	914,109	1,218,969
Total Operating Expenses	508,635	692,006	1,084,053	1,336,575

Loss From Operations	(546,708)	(649,975)	(1,130,035)	(1,232,568)

Other Income (Expense):
Other income / expense	(566)	-	73,731	-
Gain from termination of debt	9,809	2,769	11,887	78,935
Interest and financing expense	(52,140)	(230,032)	(217,056)	(486,342)
Total Other Income (Expense)	(42,897)	(227,263)	(131,438)	(407,407)

Net Loss	$(589,605)	$(877,238)	$(1,261,473)	$(1,639,975)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	97,704,600	70,084,851	94,901,987	67,430,059

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,261,473)	$(1,639,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from debt termination	(11,887)	(76,166)
Depreciation and amortization	160,278	169,328
Gain on disposal of property and equipment	(79,194)	20,756
Issuance of stock for services	79,111	604,420
Issuance of stock for finance charges and interest	122,398	164,838
Changes in operating assets and liabilities:
Accounts receivable	6,479	(32,358)
Inventory	54,672	75,713
Prepaid expenses and other current assets	30,750	(144,888)
Trade accounts payable and accrued liabilities	114,311	28,876
Accrued payroll and related liabilities	(156,854)	-
Accrued interest	137,113	131,851
Accrued settlement obligations	-	(59,481)
Net Cash Used in Operating Activities	(804,296)	(757,087)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(6,130)	(3,166)
Net Cash Used in Investing Activities	(6,130)	(3,166)

Cash Flow from Financing Activities:
Proceeds from borrowings under notes payable	428,259	381,763
Principal payments on notes payable	(50,560)	(21,275)
Net change in accrued settlement obligations	(83,433)	-
Proceeds from issuance of common stock and warrants	170,000	399,500
Collection on receivable from shareholder	265,258	-
Proceeds from checks drawn in excess of cash in bank	1,551
Net Cash Provided by Financing Activities	731,075	759,988

Net Increase (Decrease) in Cash	(79,351)	(265)
Cash at Beginning of Period	85,260	6,021
Cash at End of Period	$5,909	$5,756

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the six months ended
	June 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$46,802	-

Non-cash Investing and Financing Activities:
Mortgage and accrued liabilities paid directly from the proceeds from the sale of land and building	$900,000	$-
Common stock issued for a receivable from shareholder	700,000	-
Receivable from shareholder offset against note payable, accrued interest and accrued liabilities	434,742	-
Forfeiture of unvested common stock upon cancellation of consulting agreement	112,500	-
Conversion of accounts and notes payable into common stock	61,330	123,826
Conversion of notes and accrued interest into common stock	-	122,676
Satisfaction of accrued settlement obligations with common stock	-	28,755

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION

Organization and Description of Business– Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of non-toxic pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States.

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2004 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ending June 30, 2005 are not necessarily indicative of future results.

NOTE 2 – RESTATEMENT

The Company has restated its financial statements as of June 30, 2004 and for the six months then ended as follows:

	As previously	Effect of
For the six months ended June 30, 2004	Reported	Restatement	As Restated

Revenues	385,121	(5,429)	379,692
Cost of revenues	154,017	121,668	275,685
Gross profit	231,104	(127,097)	104,007
Operating expenses	1,208,385	128,190	1,336,575
Operating loss	(977,281)	(255,287)	(1,232,568)
Interest expense	(309,529)	(97,878)	(407,407)
Net loss	(1,286,810)	(353,165)	(1,639,975)

	As previously	Effect of
As of June 30, 2004	Reported	Restatement	As Restated

Current assets	1,392,738	(503,408)	889,330
Non-current assets	14,834,286	(12,395,034)	2,439,252
Total assets	16,227,024	(12,898,442)	3,328,582
Current liabilities	5,688,191	(1,695,930)	3,992,261
Long-term liabilities	174,971	1,937,021	2,111,992
Committments	179,245	(179,245)	-
Equity	16,227,024	(19,002,696)	(2,775,672)

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The primary adjustments made to the June 30, 2004 financial statement are as follows:

Intangible assets relating to EPA labels were revised from having an indefinite life to being amortized over their estimated useful life of seven years, which resulted in recognition of $124,000 of amortization expense during the period.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The Company generated revenue of $225,112 and incurred a loss from operations of $1,261,473 during the six months ended June 30, 2005. At June 30, 2005 the Company had a total stockholders’ deficit of $2,879,013 and its current liabilities exceeded current assets by $2,368,141.

In June, 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February, 2006 the Company filed a damage suit against those note holders.  In June, 2006 a settlement was reached whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367.00 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a one year non excusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that the Company has entered into subsequent to June 30, 2005, are described in Note 11 to these financial statements. Through December 31, 2006, the Company received $700,000 pursuant to the Convertible Note offering.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Cash and Cash Equivalents - Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term certificates of deposit with original maturities of three months or less.

Credit Risk - The carrying amounts of trade accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate did not exceed management’s estimations.

Trade Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory– By the end of the second quarter of 2005, the Company determined that its finished goods inventory, as it was then constituted, required additional raw materials to bring it to the level of Company standards. Consequently, the existing finished goods inventory was reclassified as raw materials having a cost that is less than the cost of disposing of the product and acquiring new raw materials. Furthermore, the Company continues to sell the now reconstituted product at a price in excess of the cost of production. The Company’s current inventory consists primarily of raw materials and is valued at the lower of cost or market, with cost being determined by the average cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

Property and Equipment – Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Useful lives for equipment range from 3 to 10 years and 30 years for buildings.

Intangible Assets – The Company’s intangible assets consist of the labels that are placed on its products and that have been registered as non-toxic insecticide products with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. The Company recorded these labels at cost; however, it impaired the value thereof by $2,869,570 in 2003. During 2004 and for the first 6 months of 2005, the Company amortized the unimpaired value over an estimated useful life of 7 years using the straight-line method. In July 2005, the Company concluded that the estimated useful life of the labels was indefinite and will henceforth subject the labels to impairment if and when appropriate. The Company has not impaired the value of the labels since making this determination.

Long Lived Assets – Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments– Due to the short maturity of trade receivables and current liabilities, including trade payables, the carrying amount approximates fair value. The carrying amount reported for notes payable approximates fair value and interest rates on these notes approximate current interest rates given the current business condition of the Company.

Revenue Recognition– The Company recognizes revenue from the sale of its products when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are recognized as a reduction of revenue.

Shipping and Handling Costs– Shipping and handling costs are billed to customers and are recorded as revenue and the associated costs are included in cost of revenues.

Marketing and Selling Expenses– Marketing and selling expenses include the salaries and wages of its in-house sales force, rent, advertising, product samples and promotional expenses. The Company designs and prints literature and marketing materials for its products, as well as promotional materials used in trade shows.

Stock-Based Compensation Plans - The Company utilizes the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25 in accounting for its stock options and restricted stock plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would have resulted in no difference from reported amounts.  There are no options outstanding as of June 30, 2005.

Income Taxes – No income taxes have been paid or accrued for Federal tax purposes because the Company has had no net taxable income since inception. The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At June 30, 2005 and 2004, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 4,495,050 shares of common stock, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Recently Enacted Accounting Standards– On January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The effects of adoption of SFAS 151 were not material.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This new standard eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company’s financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial statements until such time as stock options are granted.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effects of adoption of SFAS 153 were not material.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

In June 2005, the FASB Emerging Issues Task Force (the “EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The effects of adoption of EITF No. 05-6 were not material.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. The impact of adoption of this statement on the Company’s consolidated financial statements, if any, has not yet been determined.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (SFAS 158), which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement”. SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation expense for the six months ended June 30, 2005 and 2004 was $36,278 and $45,328, respectively. The components of property and equipment are as follows:

	Estimated Useful Life	June 30,	December 31,
	in Years	2005	2004
Land		$-	$150,000
Building	30	-	725,500
Computer equipment	3 to 5	91,840	88,437
Office furniture and equipment	5	33,275	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		370,725	1,242,822
Less: Accumulated depreciation		(212,356)	(233,499)
Net Property and Equipment		$158,369	$1,009,323

On March 9, 2005, the Company sold its land and building in Heber City, Utah to a shareholder of the Company. The land and building were sold for $900,000 and the proceeds from the sale were paid directly by the purchaser to satisfy the balance due under the related mortgage note payable. The sale of the land and building resulted in the recognition of a gain of $70,822. At the time of the sale, the Company entered into a verbal lease agreement with the purchaser of the land and building to lease the land and building on a month-to-month basis for $10,000 per month. The Company uses the building as its manufacturing and office facilities.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 5 – NOTES PAYABLE
	June 30,	December 31,
	2005	2004
Revolving lines of credit with financial institutions, past due	$13,065	$15,404
Cash advances from shareholder, unsecured	97,000	97,000
Mortgage note payable, secured by real property	-	847,000
Convertible debenture payable to La Jolla Investment , LLC	278,500	286,263
Unsecured 10% notes payable to investors, in default	331,655	392,155
Unsecured 12% notes payable to investors, in default	366,686	366,685
Unsecured 15% notes payable to investors, in default	256,500	260,000
Unsecured 24% notes payable to investors, in default	40,000	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Non-interest cash advances	5,000	7,700
Total Notes Payable	3,173,969	4,057,770
Less: Current portion	1,388,406	2,272,207
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit – As of June 30, 2005 the Company has unsecured, revolving credit notes with a financial institution totaling $2,589. Officers and shareholders of the Company guarantee the credit notes payable. The amounts borrowed under revolving credit notes at June 30, 2005 were from another bank and subsequently were paid and closed.

Cash Advances from Shareholder – Prior to 2004, a shareholder advanced $97,000 of cash to the Company. The Company was obligated to issue 250,000 shares of common stock to the shareholder every six months as payment of interest on the cash advances. In January 2005, the Company issued 750,000 shares of common stock to this shareholder in payment of all accrued interest at that date and the shareholder agreed to not require any further interest payments in common stock or otherwise. The cash advances are unsecured and have no stated maturity date.

Mortgage Note Payable – The Company was obligated under the terms of a mortgage note payable in the amount of $847,000. The note bore interest at 13% per annum and was secured by land and building. Interest only payments were due monthly beginning February 17, 2003 through January 17, 2005 when the mortgage note was due. As described in Note 4, during March 2005, the land and building were sold to a shareholder of the Company and the proceeds from the sale were use to satisfy the balance due under the mortgage note and other short-term liabilities.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

La Jolla Cove Investors – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc., who at the time was the named underwriter (the “Underwriter”) for a planned public offering of the Company’s common stock. The Underwriter advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, the Underwriter filed a complaint for breach of contract in the State of California claiming a default under the terms of the convertible debenture in the amount of $406,990 plus interest and penalties. On November 18, 2004, prior to the registration statement relating to the public offering being declared effective, the Company withdrew the registration statement. During 2005, the Company made principal payments to the Underwriter of $7,763. During July, 2006, the Company reached a settlement agreement with the Underwriter whereby the Company paid the Underwriter $140,000 in full satisfaction of all amounts due under the convertible debenture and related interest and penalties.

Unsecured 12% Notes Payable to Investors– The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, the note was carried at $126,686. Subsequently, the Robinson Family LLC became a party to a suit filed in Federal Bankruptcy Court to force the Company into involuntary bankruptcy. During the fourth quarter of 2005, the Company entered into a settlement agreement where the Company was released from any obligations.  The Company released Robinson Family LLC from any damages resulting from the involuntary bankruptcy suit. The settlement resulted in the Company recognizing a $126,686 gain from termination of debt.

On August 1, 2001, the Company executed a $200,000 note payable to Bruce L. Shannon with interest at 12% per annum, due August 1, 2002 and extended (with dispute) to May 1, 2005. In April 2006, all amounts of principal and interest due under the note were forgiven as part of a settlement discussed further in Note 6.

Unsecured Notes Payable– The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 24% payable at different times. As additional consideration for certain loans, the Company issued common stock to the lenders. The shares of common stock issued to the lenders were valued at the market value of the common stock on the date issued and were recognized as interest expense on that date. During the years ended December 31, 2005 and 2004, the Company issued 1,927,034 and 2,736,565 shares of common stock, respectively, at prices ranging from $0.013 to $0.06 and $0.06 to $0.20 per share, respectively, having a total market value of $84,898 and $354,106, respectively. The proceeds received from the financing were allocated between the notes payable and the common stock based on their relative fair value. The allocation resulted in discounts on the notes payable of $84,898 and $354,106, respectively that were recognized immediately as interest expense.

5% Notes Payable – In 2004, the Company executed modified notes payable to several note holders to extend the terms of the notes to be due in 2008 and accrue interest at an annual rate of 5%.

Notes Payable to Vendors – In 2004, vendors agreed to extend the terms of outstanding accounts payables by converting them into promissory notes that are due in 2008 and accrue interest at 5% per annum.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

The Company has obligations due to creditors that arose from cash loans and the receipt of goods or services in the amount of $335,108 and $418,541, respectively, at June 30, 2005 and December 31, 2004. The Company is in default in its payment of each of these obligations. The obligations are unsecured and are currently due. Certain of the obligations are in dispute as further described below. The obligations have not been reduced by any amounts that may be compromised by the creditors in the future, but include all amounts due and include default judgments obtained by the creditors. The accrued settlement obligations include the following:

Complete Packaging, LLC d.b.a. Compax– On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third District Court of Salt Lake County, State of Utah, naming the Company as the defendant. Compax contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $323,892, which amount continued to accrue interest from November 30, 2004. The complaint concluded in Compax obtaining a judgment against the Company. During 2005, the Company entered into a settlement agreement with Compax that required the Company to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. As a result, the Company accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 in total satisfaction of the Company’s obligation. This amount was paid at prescribed intervals with the final payment made on September 1, 2007, which resulted in the Company being released from the judgment.

La Jolla Cove Investors, Inc.– On July 12, 2004, La Jolla Cove Investors, Inc. (“La Jolla Cove”) filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor a convertible debenture agreement entered into when La Jolla Cove was named as an underwriter for the Company in a planned public offering of the Company’s common stock. La Jolla Cove claimed damages in the amount of $406,990, which resulted in part from $150,000 of advances to the Company in 2002 and $100,000 in 2003, which amounts were to be repaid out of a portion of the proceeds from the planned public offering. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. The Company accrued a $268,132 settlement obligation liability at December 31, 2004 which was increased to $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $115,000 through July 2006, which resulted in the full release of the Company.

David J. Stecher– During 2002, the Company entered into a promissory note in the amount of $18,070, bearing interest at 15% per annum, due on demand. During 2004 a suit was filed to collect the principal amount due including accrued interest. At June 30, 2005, the accrued settlement obligation was $20,651 including accrued interest. During 2006, the Company paid $36,000 in full satisfaction of this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2005. No resolution has been reached under the claims, which continue to be in litigation.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Bruce L. Shannon Attempted Bankruptcy Action– On February 28, 2005, Bruce L. Shannon, an individual doing business as K-Net, filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Mr. Shannon contended that a $200,000 note dated August 1, 2001 and bearing interest at 12% per annum was due on August 1, 2002. The Company contended that Mr. Shannon entered into a note extension with the Company and thereby delayed the payment due date of this note until May 1, 2005. The Company accrued a $280,500 settlement obligation at December 31, 2004 and 2005.

In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reached whereby the note-holders, bankruptcy suit was dismissed and the Company was awarded damages through the relief of $354,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company.

L. Craig Hunt– Pursuant to the non-payment of a $42,750 promissory note dated August 28, 1995, a judgment was entered against the Company on February 1, 1999 in the amount of $61,543. The plaintiff did not pursue the collection of this judgment and the Company recorded this amount as a gain from extinguishment of debt during 2004. During 2006 the Plaintiff’s estate made demand on the Company for payment of the judgment amount. The Company contends that the period allowed for the collection of the judgment had expired and no further obligation exists. No amount has been accrued for this claim in the accompanying financial statements.

NOTE 7 - COMMON STOCK

In February 2006, the shareholders approved an increase of the authorized common stock of the Company from 100,000,000 shares to 300,000,000 shares. The accompanying balance sheets have been restated to reflect the increase in the authorized number of shares.

During March 2005, the Company entered into a stock subscription agreement with a shareholder of the Company (“Subscriber”) and issued 3,500,000 shares of common stock to the Subscriber for $700,000 receivable from the Subscriber. During March 2005, the Company also sold its real property, consisting of its manufacturing facilities located in Heber City, Utah, to the Subscriber and in conjunction therewith entered into a note payable in the amount of $402,000 bearing interest at 10% per annum. Upon the sale of this real estate, the Company entered into a verbal rental agreement with the Subscriber whereby the Company would pay $10,000 per month rent for the real estate that was sold. In addition to the foregoing, the Company issued 1,500,000 shares of its common stock to the Subscriber in February 2005 for $150,000 and issued 1,577,034 shares to the Subscriber in March 2005 as financing fees, valued at $80,523, the market value of the Company’s common stock on the date of issuance.

During March, April and May of 2005, the Company collected $265,258 of the receivable from the Subscriber and in June 2005, the Company was informed by the Subscriber that the balance of the receivable would not be paid. The subscription agreement provided the Company with the right to offset any and all obligations that the Company may have to the Subscriber against the amount due from the Subscriber. Upon notification that the balance of the subscription agreement would not be paid, the Company offset the $402,000 note payable to the Subscriber and related accrued interest of $9,802 against the unpaid balance of $434,742 receivable from the Subscriber. The remaining $22,940 was offset against the $10,000 per month rental payments. The Company has not made any payments since the inception of the verbal rental agreement except for the amount offset. During 2007, the Subscriber forgave the amounts due pursuant to the verbal rental agreement, in conjunction with the Subscriber’s sale of the real estate described herein. See Note 11.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

During the six months ended June 30, 2005, the Company issued the following shares of common stock:

•
2,218,908 shares of common stock were issued to employees, directors and service providers as compensation. The shares issued were valued based on the closing market price on each issuance date, which resulted in the recognition of $130,938 of compensation at a weighted-average price of $0.06 per share.

•
250,000 shares of common stock were issued to an officer of the Company as reimbursement for expenses paid on behalf of the Company. The shares issued were value at a price of $0.05 per share, or $12,500, based on the closing market price on the date issued.

•	3,226,290 shares of common stock were issued to third-parties for $435,258 of cash, at a weighted-average price of $0.13 per share.

•
4,152,461 shares of common stock were issued upon conversion of notes payable and satisfaction of accrued expenses totaling $553,143, or at a weighted-average price of $0.13 per share. The price per share was based upon the closing market price on each issuance date.

•
The cancellation of 3,000,000 shares of common stock upon the cancellation of a consulting agreement with a third party. The 3,000,000 shares were issued in 2004 and were valued at $150,000, or $0.05 per share. The cancellation of the shares resulted in the reversal of the related remaining $112,500 of prepaid consulting expense and the recognition of the reversal of $37,500 of consulting expense.

NOTE 8 - STOCK WARRANTS

During 2004, the Company issued 2,912,500 shares of common stock, warrants to purchase 2,912,500 shares of common stock at $0.20 per share and warrants to purchase 1,456,250 shares of common stock at $0.35 per share for net proceeds of $232,923. The proceeds were allocated to the common stock and the warrants base upon their relative fair value, with $84,890 allocated to the common stock, $100,631 allocated to the $0.20 warrants and $47,402 allocated to the $0.35 warrants. The Black-Scholes Option Pricing Model determined the fair value of the warrants. The fair value of the $0.20 and the $0.35 warrants was $295,079 and $138,991, respectively, based upon the following assumptions: risk-free interest rates of 3.0%, expected dividend yield of 0%, expected volatility of 172% and expected life of 3 years.

The following summarizes the warrants outstanding at June 30, 2005:

		Weighted-Average
Exercise	Warrants	Remaining Contractual
Price	Outstanding	Life (Years)
$0.20	2,912,500	2.0
$0.35	1,456,250	2.0
	4,368,750

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 – CONTINGENCIES

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any significant pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 10 – ACQUISITION AGREEMENT

On March 9, 2005 the Company entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding, as subsequently modified, the Company agreed to purchase the business operations and the intangible assets of TES ; however, TES withdrew from the transaction on June 6, 2005, with no further obligations or commitments on the part of the Company.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2005, the Company issued additional shares of its common stock as follows:

•
On September 5, 2005 the Company issued 250,000 shares at a price of $0.013 per share based on the closing market price as of that date to a director for legal services rendered in the amount of $3,250.

•	On September 15, 2005 the Company issued 350,000 shares at a price of $0.013 per share based on the closing market price as of that date to a two vendors for services rendered in the amount of $4,375.

•	On September 15, 2005 the Company issued 3,000,000 shares at a price of $0.008 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $24,000.

On September 15, 2005 the Company received cash in exchange for two unsecured, one year notes bearing interest at 15% in the aggregate amount of $30,000.

In November 2005, the Company started marketing its products under an Internet marketing program and verbally entered into an agreement with Saber Management for its Internet marketing services. The Company agreed to set aside 12 million shares of common stock to be issued to Saber Management as compensation for its services, of which four million shares were delivered to Saber Management in April 2006 for a down payment on the project. Diatect was unable to reach a written agreement with Saber Management and during the third quarter of 2006, the verbal agreement with Saber Management was cancelled, with the four million shares of common stock remaining issued to Saber Management. The Company’s ongoing efforts under its Internet marketing program were thereafter brought in-house and managed by contract personnel.

In February 2006, the Company entered into a one year Investment Banking Agreement with Pointe. The terms of the Investment Banking Agreement required that the Company pay $25,000 upon completion of $150,000 in bridge financing. Additionally, the Company issued Pointe 8,000,000 warrants to purchase common stock at $0.01 per share for a period of 3 years; agreed to pay a 7% commission, 1% unaccountable expenses; a 5% fee in the event of a merger or acquisition of the Company; and 2% of gross sales of the Company’s products initiated by Pointe. The Company subsequently received  a $150,000 convertible promissory note that was arranged by Pointe. This note was later converted into 15,000,000 shares of the Company’s common stock.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2006, the Company also entered into a renewable two-year non-exclusive engagement letter (“Engagement Letter”) with an entity that employs one of the Company’s directors, for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter require a non-refundable retainer fee of $25,000 and the issuance of 2,500,000 shares of the Company’s common stock and $15,000 per month for two year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding.

In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants. Through December 31, 2006, the Company issued $700,000 of convertible promissory notes. The notes bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.075 per share for a period of three years. The Company has the option to redeem the notes at their face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe $33,500.

Subsequent to December 31, 2006 and under the terms of the on-going private placement offering, the Company issued an additional $771,000 of 12% convertible promissory notes. These notes are also convertible into units of common stock and warrants under the terms described above.

During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to an entity (the “Landlord”) that is affiliated with a director of the Company. In conjunction with this sale, $187,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

During 2006, the Company issued 10,737,350 shares of common stock valued at $276,617. The Company issued 2,500,000 shares of the common shares as employee bonus valued at $70,000. The Company issued 500,000 shares of common stock valued at $8,500 to a director as compensation for his guarantee of a line of credit of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Forward Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished.

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

Overview

Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of non-toxic pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States.  As of the date of this filing, we have established an internet presence as well to sell directly to the consumer via our website at www.diatect.com.  The results from operations for the periods presented do not have any costs or results from the website for any period presented.

In June 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those note holders.  In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $248,175 in notes payable and $121,681 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a two year Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that the Company has entered into subsequent to June 30, 2005, are described in Note 8 to these financial statements. Through December 31, 2006, the Company has received $700,000 pursuant to the Convertible Note offering.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended June 30, 2005

Revenues for the three months ended June 30, 2005 were $110,299 as compared to $170,106 for the three months ended June 30, 2004, a decrease of $59,807.  The decrease is primarily due to the restructuring done of the Company’s sales force during the three months ended June 30, 2005.

Cost of revenues for the three months ended June 30, 2005 were $148,372 as compared to $128,075, an increase of $20,297.  Included in the cost of sales for the three months ended June 30, 2005 and 2004 is non-cash amortization of the EPA license for the product in the amount of $62,000 for each period. Subsequent to June 30, 2005, the Company determined that the EPA licenses had an indefinite life and has ceased amortization of the license as of that date. The increase in cost of revenue is due primarily to higher fixed costs of production.

Marketing and selling expenses were $94,847 for the three months ended June 30, 2005 as compared to $8,832 for the three months ended June 30, 2004, an increase of $86,015.  The increase is due to increased expenditures on sales salaries during the three months ended June 30, 2005 when compared to the three months ended June 30, 2004.

General and administrative expenses were $413,788 for the three months ended June 30, 2005 as compared to $683,174 for the three months ended June 30, 2004, a decrease of $269,386.  The decrease is primarily due to the reduction of full time staff and decreases in professional fees for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004.

Other income and expense is comprised of other income, gain from settlement of debt and interest expense.  Other expense for the three months ended June 30, 2005 was $566. There was no amount for the three months ended June 30, 2004. Gain from settlement of debt is comprised of settling certain liabilities for less than stated value. Gain from settlement of debt was $9,809 for the three months ended June 30, 2005.  There was no prior year amount for the three months ended June 30, 2004.  Interest and financing expense was $52,140 for the three months ended June 30, 2005 as compared to $230,032 for the three months ended June 30, 2004, a decrease of $177,892.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt and decreased financing fees paid during the three months ended June 30, 2005 when compared to the three months ended June 30, 2004.

Comparison results for the six months ended June 30, 2005

Revenues for the six months ended June 30, 2005 were $225,112 as compared to $379,692 for the six months ended June 30, 2004, a decrease of $154,580.  The decrease is primarily due to the restructuring done of the Company’s sales force during the six months ended June 30, 2005.

Cost of revenues for the six months ended June 30, 2005 were $271,094 as compared to $275,685, a decrease of $4,591.  Included in the cost of sales for the six months ended June 30, 2005 and 2004 is non-cash amortization of the EPA license for the product in the amount of $124,000 for each period. Subsequent to June 30, 2005, the Company determined that the EPA licenses had an indefinite life and has ceased amortization as of that date.

Marketing and selling expenses were $169,944 for the six months ended June 30, 2005 as compared to $117,606 for the six months ended June 30, 2004, an increase of $52,338.  The increase is due to increased expenditures on sales salaries during the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

General and administrative expenses were $914,109 for the six months ended June 30, 2005 as compared to $1,218,969 for the six months ended June 30, 2004, a decrease of $304,860. The decrease is primarily due to the reduction of full time staff and decreases in professional fees for the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

Other income and expense is comprised of other income, gain from settlement of debt and interest expense.  Other income for the six months ended June 30, 2005 was $73,731 and is primarily comprised of the gain on the sale of the building in the amount of $74,297.  There was no amount for the six months ended June 30, 2004.  Gain from settlement of debt is comprised of settling certain liabilities for less than stated value. Gain from settlement of debt was $11,887 for the six months ended June 30, 2005 as compared to $78,935 for the six months ended June 30, 2004.  The decrease for the six months ended June 30, 2005 is primarily due to the lack of cash available to pay negotiated settlements.  Interest and financing expense was $217,056 for the six months ended June 30, 2005 as compared to $486,342 for the six months ended June 30, 2004, a decrease of $269,286.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt and decreased financing fees paid during the six months ended June 30, 2005 when compared to the six months ended June 30, 2004.

Liquidity and Capital Resources

Our cash and cash equivalents of $5,909 as of June 30, 2005 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

On September 15, 2005 the Company received cash in exchange for two unsecured, one year notes bearing interest at 15% in the aggregate amount of $30,000.

In February 2006 the Company entered into a two year Financial Advisory and Investment Banking Agreement with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.

In June 2006, Pointe commenced a Convertible Promissory Note (“Convertible Note”) offering for the Company. In conjunction with this offering, the Company paid $10,000 and issued 500,000 shares of its common stock in legal fees. The Convertible Notes issued pursuant to the offering bear interest at the rate of 12%, are unsecured and are due one year from the date of issuance.  The notes are convertible into units comprised of the Company’s common stock with a conversion price of $0.05 per share. For each share of common stock, the note holder will receive 1 warrant to purchase the Company’s common stock. The warrants that comprise the unit are exercisable into common stock at $.075 per share and are exercisable for a period of 3 years. The Company has the option to redeem the Convertible Note under certain conditions at its face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price per share for a period of twenty consecutive days. Through December 31, 2006, the Company received gross proceeds of $700,000 pursuant to the Convertible Note offering.  Subsequent to December 31, 2006, the Company has received an aggregate of $771,000.  The Company will account for the proceeds and costs of the offering in the respective fiscal 2006 and 2007 periods in which the transactions occur.

During June 2006 the Company also negotiated a settlement with La Jolla Cove Investors, Inc., and paid $140,000 in full satisfaction of this liability.

We believe, based on our current cash levels in conjunction with the above mentioned offering proceeds we will have sufficient funds to finance our current operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2005.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

•
On April 1, 2005 we issued 400,000 shares at a price of $0.08 per share in a private placement of our stock to an investor for proceeds of $27,500. We have relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 in the issuance of our securities.

ITEM 5. OTHER INFORMATION

In June 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those note holders.  In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

ITEM 6.

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Andrus, Principal Executive Officer and Principal Financial Officer

32.1	Certification of David Andrus, Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: October 23, 2007

By: /s/ David Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer