Form 10QSB
period 2005-09-30
DIATECT INTERNATIONAL CORP
filed 2007-10-30
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

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

As of October 24, 2007 the issuer had 152,652,184 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Page Number
PART I

ITEM 1. Condensed Financial Statements (unaudited)
Balance Sheets as of September 30, 2005 and December 31, 2004	1
Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	2
Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	3
Notes to Condensed Financial Statements	4

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	19
ITEM 3. Controls and Procedures.	21

PART II

ITEM 5. Other Information.	23
ITEM 6. Exhibits.	23
Signatures	24

ii

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$9,962	$85,260
Accounts receivable, net of allowance for doubtful accounts	84,496	54,919
Inventory	376,579	461,911
Prepaid expenses and other current assets	40,500	150,000
Total Current Assets	511,537	752,090
Property and Equipment, net of accumulated depreciation	161,364	1,009,323
Intangible Assets, net of accumulated amortization	1,116,322	1,240,322
TOTAL ASSETS	$1,789,223	$3,001,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade accounts payable	$438,517	$88,442
Accrued liabilities	52,883	268,728
Checks drawn in excess of cash in bank	6,818	13,619
Accrued payroll and related liabilites	124,564	285,590
Accrued interest	595,075	506,924
Accrued settlement obligations	339,113	418,541
Current portion of notes payable	1,413,537	2,272,207
Total Current Liabilities	2,970,507	3,854,051
Long-term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit:
Common stock, no par value, 100,000,000 shares authorized, 96,264,997 shares and 88,817,518 shares outstanding, respectively	21,812,822	20,784,858
Warrants outstanding	148,033	148,033
Accumulated deficit	(24,927,702)	(23,570,770)
Total Stockholders' Deficit	(2,966,847)	(2,637,879)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,789,223	$3,001,735

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONSENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$224,823	$190,205	$449,935	$569,897
Cost of Revenue	80,915	149,651	352,009	456,336

Gross Profit	143,908	40,554	97,926	113,561

Operating Expenses:
Marketing and selling	56,881	36,194	226,825	153,800
General and administrative	122,240	554,613	1,036,349	1,742,582
Total Operating Expenses	179,121	590,807	1,263,174	1,896,382

Loss From Operations	(35,213)	(550,253)	(1,165,248)	(1,782,821)

Other Income (Expense):
Other income / expense	(1,371)	-	72,360	-
Gain from termination of debt	-	3,150	11,887	82,085
Interest and financing expense	(58,875)	(159,974)	(275,931)	(646,316)
Total Other Income (Expense)	(60,246)	(156,824)	(191,684)	(564,231)

Net Loss	$(95,459)	$(707,077)	$(1,356,932)	$(2,347,052)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	95,762,866	75,722,974	95,192,100	69,994,792

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(1,356,932)	$(2,347,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from debt termination	(11,886)	(76,166)
Depreciation and amortization	158,283	253,992
Gain (loss) on sale of property and equipment	(79,194)	20,756
Issuance of stock for operating expenses	55,111	612,295
Issuance of stock for finance charges and interest	122,398	228,008
Changes in operating assets and liabilites:
Accounts receivable	(29,577)	(5,936)
Inventory	85,332	95,225
Prepaid expenses and other current assets	(3,000)	25,262
Trade accounts payable and accrued liabilities	195,438	30,819
Accrued payroll and related liabilites	(156,854)	-
Accrued interest	187,236	199,384
Net Cash Used in Operating Activities	(833,645)	(963,412)

Cash Flows from Investing Activities:
Acqusition of property and equipment	(7,130)	(3,166)
Net Cash Used in Investing Activities	(7,130)	(3,166)

Cash Flow from Financing Activities:
Proceeds from borrowings under notes payable	453,389	381,763
Principal payaments on notes payable	(50,560)	(21,275)
Accrued settlement obligations	(79,428)	(76,675)
Collection on receivable from shareholder	265,258	-
Proceeds from issuance of common stock and warrants	170,000	682,500
Procceed from checks drawn in excess of cash in bank	6,818	-
Net Cash Provided by Financing Activities	765,477	966,313

Net Increase (Decrease) in Cash	(75,298)	(265)
Cash at Beginning of Period	85,260	6,021
Cash at End of Period	$9,962	$5,756

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	For the nine months ended
	September 30,
	2005	2004

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$46,802	$-

Non-cash Investing and Financing Activities:
Conversion of notes and accrued interest into common stock	$-	$122,676
Conversion of accounts payable into commons stock	-	133,066
Satisfaction of accrued settlement obligations with common stock	-	31,355
Mortgage and accrued liabilities paid directly from the proceeds from the sale of land and building	900,000	-
Common stock issued for a receivable from shareholder	700,000	-
Receivable from shareholder offset against note payable, accrued from the proceeds interest and accrued liabilities	434,742	-
Forfeiture of unvested common stock upon cancellation of consulting agreement	112,500	-
Conversion of accounts and notes payable into common stock	92,955	-

The accompanying notes are an integral part of these condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION

Organization and Description of Business– Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of non-toxic pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States.

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2004 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ending September 30, 2005 are not necessarily indicative of future results.

NOTE 2 – RESTATEMENT

The Company has restated its financial statements as of September 30, 2004 and for the nine months then ended as follows:

For the nine months ended September 30, 2004	As previously Reported	Effect of Restatement	As Restated

Revenues	579,599	(9,702)	569,897
Cost of revenues	226,549	229,787	456,336
Gross profit	353,050	(239,489)	113,561
Operating expenses	1,713,368	183,014	1,896,382
Operating loss	(1,360,318)	(422,503)	(1,782,821)
Interest expense	(740,944)	176,713	(564,231)
Net loss	(2,101,262)	(245,790)	(2,347,052)

As of September 30, 2004	As previously Reported	Effect of Restatement	As Restated

Current assets	1,982,695	(1,358,587)	624,108
Non-current assets	14,061,589	(11,707,034)	2,354,555
Total assets	16,044,284	(13,065,621)	2,978,663
Current liabilities	5,671,257	(1,744,521)	3,926,736
Long-term liabilities	174,971	1,934,021	2,108,992
Committments	179,244	(179,244)	-
Total equity	10,018,812	(13,075,877)	(3,057,065)
Total liabilities and equity	16,044,284	(13,065,621)	2,978,663

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

The primary adjustments made to the September 30, 2004 financials statements are as follows:

•
Intangible assets relating to EPA labels were revised from having an indefinite life to being amortized over their estimated useful life of seven years, which resulted in recognition of $186,000 of amortization expense during the period.

•	Interest expense was increased for interest that was paid through the issuance of equities of approximately $175,000.

•	The sale of mining property for a $12,000,000 note receivable was not substantive and was reversed.

•	Inventory was adjusted by $536,068 to reduce it to market value which was lower than cost.

•	Approximately $1,400,000 of notes payable were reclassified from long-term liabilities to current liabilities.

•	Stock options and warrants, which had expired or had been exercised, of $210,635 were reclassified to common stock.

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

Business Condition – The Company generated revenue of $449,935 and incurred a loss from operations of $1,356,932 during the nine months ended September 30, 2005. At September 30, 2005 the Company had a total stockholders’ deficit of $2,966,847 and its current liabilities exceeded current assets by $2,458,970.

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

In February 2006 the Company entered into a non-exclusive one year Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that the Company has entered into subsequent to September 30, 2005, are described in Note 11 to these financial statements. Through December 31, 2006, the Company received $795,000 pursuant to the Convertible Note offering.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

Credit Risk - The carrying amounts of trade accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company maintains allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimations.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

Stock-Based Compensation Plans - The Company utilizes the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25 in accounting for its stock options and restricted stock plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would have resulted in no difference from reported amounts.  There are no options outstanding as of September 30, 2005.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At September 30, 2005 and 2004, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 4,650,000 shares of common stock, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The effects of adoption of SFAS 154 were not material.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the nine months ended September 30, 2005 and 2004 was $43,940 and $67,992, respectively. The components of property and equipment are as follows:

	Estimated Useful Life in	September 30,	December 31,
	Years	2005	2004
Land		$-	$150,000
Building	30	-	725,500
Computer equipment	3 to 5	107,679	88,437
Office furniture and equipment	5	33,275	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		386,564	1,242,822
Less: Accumulated depreciation		(225,200)	(233,499)
Net Property and Equipment		$161,364	$1,009,323

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 5 – NOTES PAYABLE

	September 30,	December 31,
	2005	2004
Revolving lines of credit with financial institutions, past due	$13,196	$15,404
Cash advances from shareholder, unsecured	97,000	97,000
Mortgage note payable, secured by real property	-	847,000
Convertible debenture payable to La Jolla Investment , LLC	278,500	286,263
Unsecured 10% notes payable to investors, in default	326,655	392,155
Unsecured 12% notes payable to investors, in default	366,686	366,685
Unsecured 15% notes payable to investors, in default	286,500	260,000
Unsecured 24% notes payable to investors, in default	40,000	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Non-interest cash advances	5,000	7,700
Total Notes Payable	3,199,100	4,057,770
Less: Current portion	1,413,537	2,272,207
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $2,745. The amounts borrowed under revolving credit notes at September 30, 2005 were from another bank and subsequently were paid and closed. Officers and shareholders of the Company guarantee the credit notes payable.

Cash Advances from Shareholder – Prior to 2004, a shareholder advanced $97,000 of cash to the Company. The Company was obligated to issue 250,000 shares of common stock to the shareholder every six months as payment of interest on the cash advances. During 2005, the Company issued 750,000 shares of common stock to this shareholder in payment of all accrued interest at that date and the shareholder agreed to not require any further interest payments in common stock or otherwise. The cash advances are unsecured and have no stated maturity date.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

5% Notes Payable to shareholders – In 2004, the Company executed modified notes payable to several note holders to extend the terms of the notes to be due in 2008 and accrue interest at an annual rate of 5%.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

Notes Payable to Vendors – In 2004, vendors agreed to extend the terms of outstanding accounts payables by converting them into promissory notes that are due in 2008 and accrue interest at 5% per annum.

NOTE 6 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

Accrued Settlement Obligations– The Company has obligations due to creditors that arose from cash loans and the receipt of goods or services in the amount of $339,133 and $418,541, respectively, at September 30, 2005 and December 31, 2004. The Company is in default in its payment of each of these obligations. The obligations are unsecured and are currently due. Certain of the obligations are in dispute as further described below. The obligations have not been reduced by any amounts that may be compromised by the creditors in the future, but include all amounts due and include default judgments obtained by the creditors. The accrued settlement obligations include the following:

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

La Jolla Cove Investors, Inc.– On July 12, 2004, La Jolla Cove Investors, Inc. (“La Jolla Cove”) filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor a convertible debenture agreement entered into when La Jolla Cove was named as an underwriter for the Company in a planned public offering of the Company’s common stock. La Jolla Cove claimed damages in the amount of $406,990, which resulted in part from $150,000 of advances to the Company in 2002 and $100,000 in 2003, which amounts were to be repaid out of a portion of the proceeds from the planned public offering. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. The Company accrued a $286,263 settlement obligation liability at December 31, 2004 which was decreased to $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $115,000 through July 2006, which resulted in the full release of the Company.

David J. Stecher– During 2002, the Company entered into a promissory note in the amount of $18,070, bearing interest at 15% per annum, due on demand. During 2004 a suit was filed to collect the principal amount due including accrued interest. At December 31, 2005, the accrued settlement obligation was $28,325 including accrued interest. During 2006, the Company paid $36,000 in full satisfaction of this obligation.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holders, bankruptcy suit was dismissed and the Company was awarded damages through the relief of $354,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

During March, April and May of 2005, the Company collected $265,258 of the receivable from the Subscriber and in June 2005, the Company was informed by the Subscriber that the balance of the receivable would not be paid. The subscription agreement provided the Company with the right to offset any and all obligations that the Company may have to the Subscriber against the amount due from the Subscriber. Upon notification that the balance of the subscription agreement would not be paid, the Company offset the $402,000 note payable to the Subscriber and related accrued interest of $9,802 against the unpaid balance of $434,742 receivable from the Subscriber. The remaining $22,940 was offset against the $10,000 per month rental payments. The Company has not made any payments since the inception of the verbal rental agreement expect for the amount offset. During 2007, the Subscriber forgave the amounts due pursuant to the verbal rental agreement, in conjunction with the Subscriber’s sale of the real estate described herein. See Note 11.

During the nine months ended September 30, 2005, the Company issued the following shares of common stock:

•
2,818,908 shares of common stock were issued to employees, directors and service providers as compensation. The shares issued were valued based on the closing market price on each issuance date, which resulted in the recognition of $138,563 of compensation at a weighted-average price of $0.05 per share.

•
250,000 shares of common stock were issued to an officer of the Company as reimbursement for expenses paid on behalf of the Company. The shares issued were value at a price of $0.05 per share, or $12,500, based on the closing market price on the date issued.

•	3,226,290 shares of common stock were issued to third-parties for $435,258 of cash, at a weighted-average price of $0.13 per share.

•
4,152,281 shares of common stock were issued upon conversion of notes payable and satisfaction of accrued expenses totaling $553,143, or at a weighted-average price of $0.13 per share. The price per share was based upon the closing market price on each issuance date.

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

NOTE 8 - STOCK WARRANTS

During 2004, the Company issued warrants to purchase 2,912,500 shares of common stock at $0.20 per share and warrants to purchase 1,456,250 shares of common stock at $0.35 per share pursuant to a private placement.

The following summarizes the warrants outstanding at September 30, 2005:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)
$0.20	2,912,500	1.75
$0.25	281,250	1.75
$0.35	1,456,250	1.75
	4,650,000

NOTE 9 – CONTINGENCIES

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any significant pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 10 – ACQUISITION AGREEMENT

On March 9, 2005 the Company entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding, as subsequently modified, the Company agreed to purchase the business operations and the intangible assets of TES; however, TES withdrew from the transaction on June 6, 2005, with no further obligations or commitments on the part of the Company.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company issued additional shares of its common stock as follows:

•	On December 9, 2005 the Company issued 3,000,000 shares at a price of $0.008 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $24,000.

In November 2005, the Company started marketing its products under an Internet marketing program and verbally entered into an agreement with Saber Management for its Internet marketing services. The Company agreed to set aside 12 million shares of common stock to be issued to Saber Management as compensation for its services, of which four million shares were delivered to Saber Management in April 2006 for a down payment on the project. Diatect was unable to reach a written agreement with Saber Management and during the third quarter of 2006, the verbal agreement with Saber Management was cancelled, with the four million shares of common stock remaining issued to Saber Management. The Company’s ongoing efforts under its Internet marketing program were thereafter brought in-house and managed by contract personal.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED SEPTEMBER 30, 2005 FINANCIAL STATEMENTS
(UNAUDITED)

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

In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants. Through December 31, 2006, the Company issued $795,000 of convertible promissory notes. The notes bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.075 per share for a period of three years. The Company has the option to redeem the notes at their face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe $33,500.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

In April, 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February, 2006 the Company filed a damage suit against those note holders.  In June, 2006 a settlement was reached whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a two year Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that the Company has entered into subsequent to September 30, 2005, are described in Note 11 to these financial statements. Through December 31, 2006, the Company received $795,000 pursuant to the Convertible Note offering.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended September 30, 2005

Revenues for the three months ended September 30, 2005 were $224,823 as compared to $190,205 for the three months ended September 30, 2004, an increase of $34,618.  The increase is primarily due to the increased sales for the quarter into a large retailer subsequent to obtaining a vendor number for the retailer.

Cost of revenues for the three months ended September 30, 2005 were $80,915 as compared to $149,651 for the three months ended September 30, 2005, a decrease of $68,736.  The decrease is primarily due to the amortization of the Company’s EPA licenses in the amount of $62,000 included in the three months ended September 30, 2004.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.  As a result there is no amortization amount for the three months ended September 30, 2005.

Marketing and selling expenses were $56,881 for the three months ended September 30, 2005 as compared to $36,194 for the three months ended September 30, 2004, an increase of $20,687.  The increase is due to an increase in internet marketing during the quarter.

General and administrative expenses were $122,240 for the three months ended September 30, 2005 as compared to $554,613 for the three months ended September 30, 2004, a decrease of $432,373.  The decrease is primarily due to the decrease in staff due to the involuntary Chapter 7 bankruptcy petition against the Company.

Other income and expense is comprised of other income and interest expense.  Other income for the three months ended September 30, 2005 was $1,371.  There was no prior year amount for the three months ended September 30, 2004. Interest and financing expense was $58,875 for the three months ended September 30, 2005 as compared to $159,974 for the three months ended September 30, 2004, a decrease of $101,099.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt and decreased financing fees.

Comparison results for the nine months ended September 30, 2005

Revenues for the nine months ended September 30, 2005 were $449,935 as compared to $569,897 for the nine months ended September 30, 2004, a decrease of $119,962.  The decrease is primarily due to the restructuring of the sales staff during the first half of fiscal 2005.

Cost of revenues for the nine months ended September 30, 2005 were $352,009 as compared to $456,336, a decrease of $104,327. The decrease is primarily due to the decrease in the amortization of the Company’s EPA licenses in the amount of $62,000 included in the nine months ended September 30, 2004.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.

Marketing and selling expenses were $226,825 for the nine months ended September 30, 2005 as compared to $153,800 for the nine months ended September 30, 2004.  The increase of $73,025 is due to the increased internet marketing.

General and administrative expenses were $1,036,349 for the nine months ended September 30, 2005 as compared to $1,742,582 for the nine months ended September 30, 2004, a decrease of $706,233.  The decrease is primarily due to staff reductions made during the year to reduce costs and the impact of the involuntary Chapter 7 bankruptcy petition against the Company.

Other income and expense is comprised of other income, gain from settlement of debt and interest expense.  Other income for the nine months ended September 30, 2005 was $72,360 and is comprised of primarily of the gain from the sale of the Company’s building.  There was no prior year amount for the nine months ended September 30, 2004.  Gain from settlement of debt is comprised of settling certain liabilities for less than stated value. Gain from settlement of debt was $11,887 for the nine months ended September 30, 2005 as compared to $82,085 for the nine months ended September 30, 2004.  Interest and financing expense was $275,931 for the nine months ended September 30, 2005 as compared to $646,316 for the nine months ended September 30, 2004, a decrease of $370,385.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt and decreased financing fees.

Liquidity and Capital Resources

Our cash and cash equivalents of $9,962 as of September 30, 2005 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

In February 2006 the Company entered into a one year Financial Advisory and Investment Banking Agreement with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.

In June 2006, Pointe commenced a Convertible Promissory Note (“Convertible Note”) offering for the Company. In conjunction with this offering, the Company paid $10,000 and issued 500,000 shares of its common stock in legal fees. The Convertible Notes issued pursuant to the offering bear interest at the rate of 12%, are unsecured and are due one year from the date of issuance.  The notes are convertible into units comprised of the Company’s common stock with a conversion price of $0.05 per share. For each share of common stock, the note holder will receive 1 warrant to purchase the Company’s common stock. The warrants that comprise the unit are exercisable into common stock at $.075 per share and are exercisable for a period of 3 years. The Company has the option to redeem the Convertible Note under certain conditions at its face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price per share for a period of twenty consecutive days. Through December 31, 2006, the Company received gross proceeds of $795,000 pursuant to the Convertible Note offering.  Subsequent to December 31, 2006, the Company has received an aggregate of $773,500.  The Company will account for the proceeds and costs of the offering in the respective fiscal 2006 and 2007 periods in which the transactions occur.

We believe, based on our current cash levels in conjunction with the above mentioned offering proceeds as well as our working capital, we will have sufficient funds to finance our current operations for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2005.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2007, the Company and its acting president and a director through their attorney accepted service of a Complaint filed on September 24, 2007, by the U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.   The Company intends to vigorously defend the allegations of the Complaint.

On September 29th 2007, the Company was advised that the SEC had filed an administrative proceeding against the Company under Section 12(j) of the Securities Exchange Act of 1934 seeking to revoke the Company’s registration under the 1934 Act.  The Company plans to become current of it’s filings, and settle the administrative proceedings.

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

Dated: October 30, 2007

By:	/s/ David Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer