Form 10KSB
period 2005-12-31
DIATECT INTERNATIONAL CORP
filed 2007-11-06
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ________________

Commission File Number: 0-10147

DIATECT INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices)

(435) 654-4370
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK NO PAR VALUE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

For the fiscal year ended December 31, 2005 the issuer’s revenues were $507,573.  As of Oct 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average of the bid and ask prices of such stock on that date of $6,869,348, as reported on the Pink Sheets.

On October 22, 2007 there were 152,652,140 shares of Registrant’s common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-KSB are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

The forward-looking statements contained herein involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by management to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: our losses from period to period; our current dependence on a limited number of key suppliers and investors; our ability to successfully market and sell our products in view of changing trends, acceptance of products and other factors affecting market conditions; technological advances by our competitors; capital needs to fund operations and development programs; delays in the manufacture of new and existing products by us or third party contractors; the loss of any key employee; the outcome of any litigation; changes in governmental regulations; and availability of capital on terms satisfactory to us. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of some of the factors that may affect our business, results and prospects, see “ITEM 1.– OUR BUSINESS”.  Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

PART I

ITEM 1.  Our Business

Diatect International Corporation (“Company”) was incorporated under the laws of the State of California in 1979 as San Diego Bancorp. In 1998 we changed our name to Diatect International Corporation. During 2002, we moved our administrative offices from Idaho and our manufacturing facilities from Kansas and consolidated our operations in Utah.  As of December 31, 2005, three of our creditors filed suit in Federal Bankruptcy Court in an attempt to force the Company into Involuntary Chapter 7.  In February 2006 the Company filed a counter-suit for lost profits and other damages.  In June 2006 the company and the creditors entered into a settlement agreement. See Part 1, Item 4 for additional information about this suit   The Company was not and did not enter Chapter 7.

The Pesticide Market

Our relative position in the market place for insecticides is very small. Major companies with sales significantly greater than ours represent our major competitors. These competitors have extensive resources that allow them to conduct research and development efforts that may lead to the introduction of new products. Any advantage that we may have over our competitors is based on the non-toxic nature of our products and we believe this gives our products retail appeal.

Manufacturing Process

We have nine different insecticide products that utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animals. The active ingredients used in our products are diatomaceous earth (“DE”), pyrethrin (a natural extract chemical) and pypernyl butoxide (“PBO” a chemical agent). These raw materials are readily available and we do not depend on a single source to obtain them.

In our manufacturing process we combine the DE, pyrethrin and PBO by using surfactants to ensure a proper mix and resulting in an increased effectiveness and persistence of their insecticide properties over the natural state of the ingredients. In combination, these active ingredients substantially increase their effectiveness compared to their use individually. In our manufacturing process we blend the active ingredients resulting in a breakdown of the chitin from the DE, which allows the pyrethrin to act directly on an insect’s nerve cells. Our blended process prevents the pyrethrin from evaporating quickly and therefore its potency is released for hours rather than minutes. We believe the use of PBO acts as a synergist and increases effectiveness of the pyrethrin by as much as ten times over the non-blended state.

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

Our Intellectual Property, Patents and Proprietary Rights

We rely on five registrations (42850-1 through 5) that we obtained from the Environmental Protection Agency (EPA) that allowed us to formulate nine labels for retail sales. These registrations are required for the production and marketing of our insect control products. Pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, all insecticides must be "registered" with the EPA, and specific conditions for their use must be stated on an approved label. These labels provide an extensive amount of information and indicate that the insecticide has been tested and evaluated, provide instructions for the proper handling, storage and disposal; and state that the EPA regulates the use thereof. The process of submitting a pesticide product to the EPA and obtaining approval through registration to label one or more products for retail sale may take a considerable amount of time and require substantial expenditures.

Obtaining EPA registrations and approval of our labels represents an essential asset of the Company and is the result of a lengthy and expensive process. During 2003 we reevaluated the estimated useful life of our EPA labels and determined that competitive business conditions and the continued introduction of new products into the marketplace has resulted in a shortening of their estimated useful life. Consequently, in 2003 we elected to amortize the approximate $1.7 million carrying value of the EPA labels over a 7-year period using the straight-line method.  During 2006 the useful life of the labels was revisited in light of the growing concern with synthetic insecticides and it was concluded that the life of the labels would exceed 10 years.  Further it has been estimated by the American Crop Protection Society that replacing EPA labels in today’s environment would cost between $160 million and $250 million. Based on this analysis we concluded that the label should not be amortized further.

Marketing and Sales

We market our products under two different product brand names - Diatect and Results.

Diatect

Diatect II Multi-Purpose Insect Control is sold in the agriculture market and is used in a wide variety of areas, primarily in conjunction with edible growing crops, animal quarters, livestock, and ornamentals.

Diatect III Insect Control is sold in the commercial, industrial, and government markets and is also used in a wide variety of areas, primarily in conjunction with schools, parks, rest stops, roadways, childcare facilities, rest homes, eating establishments, and other public places.

Diatect V: is a product designed and formulated to meet the needs of the organic food industry, which requires insecticides with no synthetic ingredients. Our primary market for Diatect V is to commercial organic food growers, homeowners, and gardeners.

Results

Results Ant & Insect is sold primarily to the domestic homeowner for the control of ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

Results Fire Ant represents a specialized product that is directed towards the control of fire ants, found largely in the southern United States. This product is applied to fire ant mounds to quickly eliminate the fire ant population.

Results Indoor this product is designed for indoor use under sinks, behind furniture, in air vents, under tile, and in stairwells and basements for the control of roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects.

Results Tomato & Garden is designed for outdoor use by protecting garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

Results Rose & Floral is also an outdoor product designed to protect specific floral such as azaleas, begonias, African violets, chrysanthemums, dogwood, elm, roses, tulips, as well as a variety of plants. This product is designed to destroy such insects as mealy bugs, fruit flies, white flies, and caterpillars.

Results Pet Powder is specifically designed for use on domestic pets. This product is targeted to provide homeowners and veterinarians with a powder that is effective in kennels and other animal boarding facilities to control insects that become lodged in the skin and fur of animals.

A substantial part of our advertising and marketing efforts have been directed towards trade shows. We believe that one-on-one contact with our wholesale buyers allow us to explain the difference’s between our non-toxic products and competitive products whose active ingredients may contain toxins or synthetics. We have a variety of wholesale customers and we are not dependent on any one or on a small group of customers for our product sales. Primarily our customers are comprised of small to medium retail outlets that serve agriculture and gardening customers in the United States, where the insect population is prevalent. We do not have any agreements with our customers for their purchase of our products over any period of time. Consequently, we contact our customers periodically to obtain orders from them or our customers must place orders prior to shipments.

At the start of 2004 we started to sell our product in a single Big Box retail outlet and by the end of the year we had a retail vendor number allowing us to sell our products to seventy one retail outlets in the southeast region.  These sales do not constitute a major customer. Furthermore, having a retail vendor number is not an agreement to purchase our product, but it allows us the opportunity to sell our product to their retail outlets. We believe that the attempted bankruptcy action restricted our ability to obtain more retail outlets from this chain.

In addition to trade shows, we use the internet to make the retail market aware of our products. We also employ customer representatives at our office in Utah who periodically our commercial customers.  We supply to our commercial customers sales literature, banners, booths, and other materials to encourage active promotion of our products. We produce substantially all of our sales and promotional materials at our offices in Utah.

In 2006 we made inroads in the organic and sustainable agricultural arena.  We believe our Diatect product is cost effective when used on specialty crops and with animal production facilities.  This product is in various stages of testing with a number of large commercial growers.

At the end of 2005 the company operated out of its Utah office with contract personnel due to the Involuntary Chapter 7 filing. We have also retained from time to time consultants to help in our marketing efforts and we have two independent field representatives to help us sell our products.  At the end of 2004 we entered into a new agreement with a consultant who assisted in marketing our products to large retailers.

Employees

As of December 31, 2005, the Company had no employees.

Consultants

As of December 31, 2005 the Company ran its operations with a total of 12 consultants, we used consultants because of the bankruptcy litigation.

ITEM 2.  PROPERTIES

Diatect International Corporation is located in an eleven-year-old 20,254 square foot class B masonry office/warehouse building at 875 South Industrial Parkway, Heber City, Utah. Heber City is located approximately 45 miles East of Salt Lake City, Utah, and is easily accessible by connecting freeways and highways. The building is located on a 1.928-acre parcel of ground that is part of the Utah Industrial Park and adequately serves as our corporate office, manufacturing and distribution facility. The occupancy capacity of the business office portion of the building is 23 people. We are the sole occupant of the building.

In March 2005, we sold this real estate for $900,000 and entered into a verbal leaseback arrangement that as of December 31, 2005 had not been finalized. Consequently, no lease payments were made subsequent to the sale. During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to an entity (“Landlord”) that is affiliated with a director of the Company. In conjunction with this sale, $187,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

We have insurance for the building and the inventory, in the amount which we believe are adequate.

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. We have not engaged in any mining operations and we do not anticipate undertaking mining operations in the near future. The mining claims are at no cost.  Any future activities will be dependent on climactic conditions and resources available.

ITEM 3.  LEGAL PROCEEDINGS

Administrative Proceeding – U.S. Securities and Exchange Commission

One September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming us as a respondent.  This administrative proceeding has file no. 3-12843.

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s.  The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended March 31, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently we filed two of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

Section 12(j) provides that the Commission may suspend the trading of our shares for a period of up to twelve months.

U.S. Securities and Exchange Commission,  On October 1, 2007, the Company and its acting president and a director through their attorney accepted service of a Complaint filed on September 24, 2007, by the U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.  The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On April 14, 2005, the Company issued restated financial statement as of December 31, 2004, which restated the sale of the mining claims and our revenues.  The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendants disgorgement of stock sale proceeds and a bar as an officer and director.  We intend to vigorously defend the allegations of the Complaint.

Complete Packaging, LLC d.b.a. Compax– On October 17, 2003, Complete Packaging, LLC, doing business as Compax,  filed a complaint in the Third District Court of Salt Lake County, State of Utah, naming the Company as the defendant. Compax claimed a trade payable, with interest and costs of $323,892. Compax obtained a judgment against the Company. During 2005, we entered into a settlement agreement with Compax that required us to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. We  accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 as total satisfaction of our obligation.  We made the payments and received a judgment release on September 1, 2007.

La Jolla Cove Investors, Inc. – On July 12, 2004, La Jolla Cove Investors, Inc. (“La Jolla Cove”) filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove claimed we breached a contract with La Jolla Cove by failing to honor a convertible debenture agreement involving a public offering.  La Jolla Cove claimed damages of $406,990.  We filed a registration statement but later withdrew it on November 18, 2004. We accrued a $286,263 settlement obligation liability at December 31, 2004 which was decreased to $278,500 at December 31, 2005.  In June 2006, we reached a settlement with La Jolla Cove and paid La Jolla Cove $115,000 through July 2006, and we received a full release.

David J. Stecher– During 2002, the Company entered into a demand promissory note in the amount of $18,070, bearing interest at 15% per annum. During 2004 a suit was filed to collect the principal amount and accrued interest. At December 31, 2005, we accrued a settlement obligation of $28,325. During 2006, we paid $36,000 to satisfy this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, we were named as defendant in a complaint filed by Litho-Flexo Graphics, Inc. in the Fourth District Court in and for Wasatch County, State of Utah. Litho-Flexo claimed a trade payable that, of $92,478. We contended that the packaging labels we received from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming damages in excess of $100,000 caused by the defective labels. We accrued a $72,625 settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, we paid $9,342 to Litho-Flexo, which decreased the accrued settlement obligation liability to $63,283 at December 31, 2005.   We intend to defend the complaint and pursue our counterclaim.

Alleged Bankruptcy - In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holder, bankruptcy suit was dismissed and we were awarded damages of $354,175 of notes payable and $142,367 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of our legal fees.

L. Craig Hunt– Pursuant to the non-payment of a $42,750 promissory note dated August 28, 1995, a judgment was entered against us on February 1, 1999 in the amount of $61,543. The plaintiff did not pursue the collection of this judgment and we recorded this amount as a gain from extinguishment of debt during 2004. During 2006 the Plaintiff’s estate made demand on us for payment of the judgment amount. The Company contends that the period allowed for the collection of the judgment had expired and no further obligation exists. No amount has been accrued for this claim in the accompanying financial statements.

The Robinson Family, L.L.C. – The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, we carried the note at $126,686. The Robinson Family LLC was party to a suit filed in Federal Bankruptcy Court seeking to force us into involuntary bankruptcy. During the fourth quarter of 2005, we entered into a settlement agreement with the Robinson Family LLC, where they forgave their note and interest, in return we released Robinson Family LLC from any counter claims based on the involuntary bankruptcy suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the Pink Sheets under the symbol DTCT. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2005 and 2004. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2004
First Quarter (ended March 31, 2004)	$0.280	$0.160
Second Quarter (ended June 30, 2004)	0.130	0.221
Third Quarter (ended September 30, 2004)	0.075	0.130
Fourth Quarter (ended December 31, 2004)	0.045	0.080

Fiscal 2005
First Quarter (ended March 31, 2005)	$0.043	$0.090
Second Quarter (ended June 30, 2005)	0.015	0.090
Third Quarter (ended September 30, 2005)	0.009	0.023
Fourth Quarter (ended December 31, 2005)	0.006	0.030

We presently do not have any stock compensation plans.

As of December 31, 2005 there were 99,264,997 shares issued and outstanding and approximately 1,198 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2005 which were not registered under the Securities Act.  All issuances were of the Company’s no par common stock.

•
On January 26, 2005 we issued 250,000 shares at a price of $0.05 per share based on the closing market price as of that date to our Chief Executive Officer and director in settlement of certain expenses totaling $12,500 paid on our behalf.

•	On January 26, 2005 we issued 250,000 shares at a price of $0.05 per share based on the closing market price as of that date to our Corporate Secretary as compensation of $12,500.

•	On January 29, 2005 we issued 750,000 shares at a price of $0.05 per share based on the closing market price as of that date to a shareholder for financing fees totaling $37,500.

•	On February 15, 2005 we issued 1,500,000 shares at a price of $0.10 per share in a private placement of our stock to an investor.

•	On February 18, 2005 we issued 75,000 shares at a price of $0.07 per share based on the closing market price as of that date to certain of our employees as compensation of $5,250.

•	On February 24, 2005 we issued 22,222 shares at a price of $0.05 per share based on the closing market price as of that date to a vendor for services rendered totaling $1,111.

•	On February 24, 2005 we issued 178,571 shares at a price of $0.07 per share in settlement of a note payable in the amount of $12,500.

•	On March 2, 2005 we issued 1,400,000 shares at a price of $0.05 per share based on the closing market price as of that date as interest on a note payable in the amount of $69,901.

•	On March 2, 2005 we issued 89,096 shares at a price of $0.05 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $4,455.

•
On March 11, 2005 we issued 3,500,000 shares at a price of $0.20 per share to an investor pursuant to a subscription agreement in the amount of $700,000.  As consideration, the investor converted a note and related accrued interest of $411,802, was paid for rent we owed in the amount of $22,940 and we received cash of $265,258.

•	On March 11, 2005 we issued 177,034 shares at a price of $0.06 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $10,622.

•
On March 11, 2005 we issued 550,000 shares at a price of $0.06 per share based on the closing market price as of that date to members of our board of directors for director’s fees in the amount of $33,000.

•	On March 15, 2005 we issued 400,000 shares at a price of $0.09 per share in settlement of interest due on a note payable in the amount of $36,000.

•	On March 16, 2005 we issued 305,556 shares at a price of $0.06 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $27,500.

•	On April 1, 2005 we issued 400,000 shares at a price of $0.08 per share in a private placement of our stock to an investor for proceeds of $27,500.

•	On September 5, 2005 we issued 250,000 shares at a price of $0.013 per share based on the closing market price as of that date to a director for services rendered in the amount of $3,250.

•	On September 15, 2005 we issued 350,000 shares at a price of $0.013 per share based on the closing market price as of that date to a two vendors for services rendered in the amount of $4,375.

•	On December 9, 2005 we issued 3,000,000 shares at a price of $0.008 per share based on the closing market price as of that date to a vendor for services rendered in the amount of $24,000.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements”

Overview:

Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of non-toxic pesticide products. We sell our products to wholesale distributors and retail customers in the United States.  As of the date of this filing, we sell directly to the consumer via our website at www.diatect.com.  The results from operations for the periods presented do not have any costs or results from the website for any period presented.

In June 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those note holders.  In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy court supervision and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a one year non exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements, we have entered into subsequent to June 30, 2005, are described in Note 11 to these financial statements. Through December 31, 2006, we have received $700,000 pursuant to the Convertible Note offering.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations for the Fiscal Years ended December 31, 2005 and 2004

Results of Operations:

Revenue: We had revenue of $507,573 for the year ended December 31, 2005 compared to $665,676 for the year ended December 31, 2004. Total revenue decreased in 2005 by $158,103, as a result of the Involuntary Chapter 7 Bankruptcy,  reorganization of our sales force during 2005 and of our sales efforts to larger retail outlets and in particular big box retail stores.

Cost of revenue:  Our cost of revenue was $435,346 for the year ended December 31, 2005 as compared to $770,713 for the year ended December 31, 2004.  The decrease of $335,367 is due in part to a decrease in amortization expense of $124,000 for the year ended June 30, 2005 compared to amortization expense of a year earlier. Subsequent to June 30, 2005, we determined that the EPA registrations had an indefinite life and we ceased amortization of the EPA registrations.

Marketing and Selling Expenses: Marketing and selling expenses were $328,003 for the year ended December 31, 2005, as compared to $389,692 for the year ended December 31, 2005.  The decrease of $61,689 was primarily due to decreased advertising related to a media purchase made in 2004, and we had no comparable 2005 expense.

General and Administrative Expenses: Reducing operating expenses remains a major goal of management. For the year ended December 31, 2005 general and administrative expenses were $1,010,035 as compared to $1,840,866 for the year ended December 31, 2004.  The decrease of $830,831 is primarily due to staff reductions and reduced professional and legal fees because the bankruptcy proceedings.

Other Income and Expense:  Other income and expense is comprised of a gain from the sale of the building and interest expense.  We had a gain from the sale of our building of $70,822.   For the year ended December 31, 2004, Interest expense for the year ended December 31, 2005 was $356,677 as compared to $806,202 for the year ended December 31 2004.  The decrease of $449,525 is primarily due to reduced debt balances and reduced financing fees.

Gain from Termination of Debt: Gain from termination of debt was $154,013 for the year ended December 31, 2005 as compared to $323,214 for the year ended December 31, 2004.  The decrease of $169,201 is primarily due to reduced cash available for negotiated settlements in 2005.

Liquidity and Capital Resources

Our cash and cash equivalents of $6,382 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

In February 2006 the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000.   In June 2006, Pointe commenced a Convertible Promissory Note (“Convertible Note”) offering for us. In conjunction with this offering, we paid $10,000 and issued 500,000 shares of its common stock in legal fees. The Convertible Notes issued pursuant to the offering bear interest at the rate of 12%, are unsecured and are due one year from the date of issuance.  The notes are convertible into units comprised of our common stock with a conversion price of $0.05 per share. For each share of common stock, the note holder will receive 1 warrant to purchase the Company’s common stock. The warrants that comprise the unit are exercisable into common stock at $.075 per share and are exercisable for a period of 3 years.   We have the option to redeem the Convertible Note under certain conditions at its face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price per share for a period of twenty consecutive days. Through December 31, 2006, we received gross proceeds of $700,000 pursuant to the Convertible Note offering.  Subsequent to December 31, 2006, the Company has received an aggregate of $771,000.  We will account for the proceeds and costs of the offering in the respective fiscal 2006 and 2007 periods in which the transactions occur.

Item 7.  Financial Statements

Our financial statements are set forth immediately following the signature page to this Form 10-KSB.  (See Item 13 - Exhibits for Index to Financial Statements.)

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

NONE

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Mr. David Andrus, our Chief Executive Officer and Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.  Other Information

In June, 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February, 2006 the Company filed a damage suit against those note holders.  In April, 2006 a settlement was reached whereby the creditors suit was dismissed and we were awarded damages through the relief of $354,175 in notes payable and $142,367 in accrued interest, the return of 207,275 shares of our common stock, which were cancelled, and the payment of $10,000. Accordingly, we were never under bankruptcy supervision and the accompanying financial statements do not present any liabilities that are subject to compromise.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth as of December 31, 2005 the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since
Dave H Andrus	41	Director	December 1997
		President	December 2004
		Chairman of the Board	December 2004

John L. Runft	69	Director	February 1995

Margie Humphries	55	Corporate Secretary	October 2002

M. Stewart Hyndman	49	Director	December 1997

Frank Priestly	57	Director	November 2002

Javvis O Jacobson	34	Director	March 2004

Our directors serve for a term of one year or until his or her successor is elected at the next shareholders meeting. All officers serve at the pleasure of the Board of Directors or until his or her successor is elected at the annual meeting of the Board of Directors. We have no arrangements or understandings written among any of our officers or directors.

The principal occupations and brief summary of the background of each of our directors and executive officers during the past five years is as follows:

David H. Andrus, CEO/President and CFO began an affiliation with Diatect International in 1992.  Dave served in the U.S. Marine Corps for 10 years in the logistics and intelligence field, and was medically retired in 1991.  He formed Venture Creations, which performed contract research and development for EnviroGuard (now Diatect).  As R&D Project Manager, Dave supervised extensive field trials of the Diatect Insect Control within the Poultry industry and for fire ant concerns in that region.  In 1998 Dave was appointed technical manager for Diatect.  Since then, Dave has been VP Operations and was elected president in December of 2004 to current.

Javvis O. Jacobson, director, audit committee chairman, is a certified public accountant and is the CFO of Beehive Credit Union in Salt Lake City, Utah.  He has held this position for the last two years.  Formerly he was with Deloitte and Touche, as audit manager for six years.  Javvis graduated from Weber State University with a Masters of Professional Accountancy.

Margie Humphries was appointed Corporate Secretary in November of 2002.  She relocated to Heber, Utah, in September of 2002.  She comes with 25 years of professional work experience.  Starting in December of 1991, until July of 1998, she worked for Wasatch Medical Center.  Her responsibilities included the billing and collection process for five physicians and monitoring accounts receivable.  In March 2002, she joined Diatect International.

Michael O’Keefe is an executive with over 30 years of experience leading companies in the telecommunications, technology, optical, heavy equipment, and packaged goods sectors. He managed private companies as a COO and  served as VP/CFO at major corporations, ranging in revenues from $1 million to over $13 billion. He held positions with foreign owned firms, served on boards, has manufacturing experience as well as turn around skill and worked with developmental and startup organizations. Mike was a director from April 2006 to April 2007.

Frank Priestly has operated a farming business in Idaho since 1970.  He currently is President of the Idaho Farm Bureau Federation, and is a member of the governing board of the Farm Bureau Finance Co., the Agricultural and Educational Research Foundation and the Farm Bureau Insurance Companies of Idaho.  He also serves on the Board of Directors for the American Farm Bureau Federation, with an appointment to the executive committee.  Frank resigned from the board in April 2006.

John L. Runft has been practicing law since 1965, emphasizing business organizations and litigation.  He received his BA from Albertson's College of Idaho in 1962, and his J.D. from the University of Chicago School of Law in 1965 John is a member of the Idaho Bar, and has appeared as lead counsel in litigation or appeals before the United States Court of Appeals for the Federal Circuit, and the United States Supreme Court.  He is a member of the Board of Litigation of the Mountain States Legal Foundation, is a member of the Idaho Law Foundation, served as a Director of the Idaho Community Foundation (1989-1996), and has served as Civilian Aide to the Secretary of the Army of the United States for the State of Idaho (1988-1996).  John Resigned from the board in April 2006.

M. Stewart Hyndman is the President of Magic Miles Ltd; Inc., Meridian, Idaho, an export trading company established in 1995 specializing in the export of agricultural commodities and industrial products.  Following his graduation from the University of Idaho, Stewart continued to play an active role in industry, agriculture, marketing and business development.  Stewart resigned from the board in April 2006

Audit Committee Financial Expert

The entire Board of Directors serves as the Company’s Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.  The Company believes all necessary reports were made on a timely basis for the period of this report on Form 10-KSB.

Item 10.  Executive Compensation

The following table provides information about the compensation paid to, earned or received during the last three fiscal years ended December 31, 2005, 2004 and 2003 by the executive officers listed below (the “Named Executive Officers”).

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	All Other Compensation($)

David Andrus
CEO	2005	75,000	-	12,500	-	-
Vice-President	2004	58,712	6,657	146,150	-	170,290
Vice-President	2003	99,639	9,000	-	-	134,255

Jay W. Downs	2005	-	-	-	-	-
CEO	2004	114,170	-	108,797	350,000	19,810
CEO	2003	128,980	9,000	-	-	170,710

Employment Agreements

David Andrus signed an employment agreement effective December 1, 2004 for a term of two years at an annual salary of $150,000 per year, with a signing bonus of 3,000,000 shares of our restricted common stock.  The agreement includes provisions for reasonable allowances and a bonus based on 1% of gross sales receipts as determined on a quarterly basis. Mr. Andrus received 50% of the salary and no bonus due to the Chapter 7 proceedings.

Jay W. Downs resigned as a officer and director during the year 2004. All payments and stock options pursuant to his employment agreement were terminated upon his resignation.

Compensation of Directors

In 2005, we issued a total of 550,000 shares of our common stock for services on our board of directors as follows:

Director	Shares
John L. Runft	150,000
M. Stewart Hyndman	50,000
Michael P. McQuade	150,000
Frank S. Priestley	50,000
Javvis O. Jacobson	150,000

In addition, we issued 250,000 shares of common stock to our director John L. Runft for legal services rendered.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2007, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	each of the Named Executive Officers; and
•	all of our officers and directors, as a group.

As of October 31, 2007, there were 152,652,140 shares of common stock issued and outstanding.

Name and Position of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Aspen Capital Partners	15,000,000	9.83%

David H Andrus, Director/President, Chairman of the Board	9,466,350	6.20%

Javvis Jacobson, Director	169,000	0.00%

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the shares. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him. To our knowledge, there are no voting arrangements among our stockholders.

Securities Authorized for Issuance Under Equity Compensations Plans

The Company does not have any Equity Compensation Plans.

Item 12.  Certain Relationships and Related Transactions

One of our Directors performed legal services for us during the fiscal year 2005 and 2004 and charged us at his usual and customary rate. During 2005, 250,000 shares of common stock valued at market ($3,250) and during 2004, 43,750 shares of common stock valued at market ($7,875) were issued in payment for these services.  During 2006 the Director resigned from the board, and because of a potential conflict his services have not been engaged.

At December 31, 2005 and 2004 we had total notes payable in the amounts of $3,053,526 and $4,057,770, respectively. Some of these notes are payable to our stockholders; however, none of these stockholders is known by us to own of record or beneficially more than 5% of our common stock.

On March 9, 2005 we entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding, as subsequently modified, we agreed to purchase the business operations and the intangible assets of TES ; however, TES withdrew from the transaction on June 6, 2005, with no further obligations or commitments on the part of  the Company.

On March 9, 2005, we sold our real property located in Heber City, Utah for $900,000 to Morrell & Associates, LLC, an entity in which Mr. Morrell is also a principal stockholder and the Chief Executive Officer. Furthermore, we issued 1,400,000 shares of our common stock as prepaid interest on the $402,000 Note. At the time of the sale, the Company entered into a verbal lease agreement with the purchaser of the land and building to lease the land and building on a month-to-month basis for $10,000 per month.

During March 2005, we entered into a stock subscription agreement with Mr. Morrell (“Subscriber”) and issued 3,500,000 shares of common stock to the Subscriber for $700,000 receivable from the Subscriber. During March 2005, we also sold its real property, consisting of its manufacturing facilities located in Heber City, Utah, to the Subscriber and in conjunction therewith entered into a note payable in the amount of $402,000 bearing interest at 10% per annum. Upon the sale of this real estate, the Company entered into a verbal rental agreement with the Subscriber whereby the Company would pay $10,000 per month rent for the real estate that was sold. In addition to the foregoing, the Company issued 1,500,000 shares of its common stock to the Subscriber in February 2005 for $150,000 and issued 1,577,034 shares to the Subscriber in March 2005 as financing fees, valued at $80,523, the market value of the Company’s common stock on the date of issuance.

During 2005, the Company collected $265,258 of the receivable from the Subscriber and in June 2005, the Company was informed by the Subscriber that the balance of the receivable would not be paid. The subscription agreement provided us with the right to offset any and all obligations that the Company may have to the Subscriber against the amount due from the Subscriber. Upon notification that the balance of the subscription agreement would not be paid, the Company offset the $402,000 note payable to the Subscriber and related accrued interest of $9,802 against the unpaid balance of $434,742 receivable from the Subscriber. The remaining $22,940 was offset against the $10,000 per month rental payments. The Company has not made any payments since the inception of the verbal rental agreement expect for the amount offset.

Item 13.  Exhibits

Index to Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Andrus, Principal Executive Officer and Principal Financial Officer

32.1	Certification of David Andrus, Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following is a summary of the aggregate fees billed to us by Hansen, Barnett & Maxwell, P.C.  for the fiscal years ended December 31, 2005 and 2004:

	Fiscal 2005	Fiscal 2004

Audit Fees	$72,394	$54,655
Audit Related Fees	1,550	—
Tax Fees (1)	10,956	8,000
All Other Fees	—	—
TOTAL Fees	$84,900	$62,655

_________

Pre-Approval Policies and Procedures:

Our Board of Directors reviews and approves audit and permissible non-audit services performed by our registered public accounting firm. In its review of non-audit service fees and in its appointment of a registered public accounting firm, our Board of Directors considered whether such services are compatible with maintaining the authorized independence, objectivity and impartial judgment on all issues encompassed within our public accountants’ engagement. As part of their review, they have given due consideration to Rule 2-01 of Regulation S-X. All fees for audit and non-audit services that may be charged by our registered public accounting firm will be pre-approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: November 6, 2007

By:	/s/ David Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Javvis O. Jacobsen	Director	November 6, 2007
Javvis O. Jacobsen

DIATECT INTERNATIONAL CORPORATION

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Diatect International Corporation

We have audited the balance sheets of Diatect International Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diatect International Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
February 21, 2007

DIATECT INTERNATIONAL CORPORATION
BALANCE SHEETS

December 31,	2005	2004
ASSETS

Current Assets
Cash	$6,382	$85,260
Trade accounts receivable, net of allowance for doubtful accounts of $24,300 and $95,624, respectively	17,031	54,919
Inventory	365,188	461,911
Prepaid expenses and other current assets	4,618	150,000
Total Current Assets	393,219	752,090

Property and Equipment, net of accumulated depreciation of $237,839 and $233,499, respectively	144,631	1,009,323

Intangible Assets - EPA Labels, net of accumulated amortization of $620,000 and $496,000, respectively	1,116,322	1,240,322
Total Assets	$1,654,172	$3,001,735

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Trade accounts payable	$59,090	$88,442
Accrued liabilities	405,721	268,728
Checks drawn in excess of cash in bank	10,481	13,619
Accrued payroll and related liabilities	102,318	285,590
Accrued interest payable	646,064	506,924
Accrued settlement obligations	360,540	418,541
Current portion of notes payable	1,267,963	2,272,207
Total Current Liabilities	2,852,177	3,854,051
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563

Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 99,264,997 shares and 88,817,518 shares outstanding, respectively	21,836,822	20,784,858
Warrants outstanding	148,033	148,033
Accumulated deficit	(24,968,423)	(23,570,770)
Total Stockholders' Deficit	(2,983,568)	(2,637,879)
Total Liabilities and Stockholders' Deficit	$1,654,172	$3,001,735

The accompanying notes are an integral part of these financial statements.

DIATECT INTERATIONAL CORPORATION
STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2005	2004

Sales	$507,573	$665,676
Cost of Goods Sold	435,346	770,713

Gross Profit	72,227	(105,037)

Expenses
Marketing and selling	328,003	389,692
General and administrative	1,010,035	1,840,866
Total Expenses	1,338,038	2,230,558

Other Income (Expense)
Gain from sale of building	70,822	-
Interest expense	(356,677)	(806,202)
Net Other Expense	(285,855)	(806,202)

Loss from Operations	(1,551,666)	(3,141,797)

Gain from Termination of Debt	154,013	323,214

Net Loss	$(1,397,653)	$(2,818,583)

Basic and Diluted Loss Per Share	$(0.01)	$(0.04)

Weighted-Average Common Shares Outstanding	95,643,362	75,292,935

The accompanying notes are an integral part of these financial statements.

DIATECT INTERATIONAL CORPORATION
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2004 and 2005

	Common Stock		Warrants	Accumulated	Total Stockholders'
	Shares	Amount	Outstanding	Deficit	Deficit
Balance, December 31, 2003	61,877,910	$18,099,833	$-	$(20,752,187)	$(2,652,354)
Issuance for cash	4,473,600	589,500	-	-	589,500
Issuance of common stock and 4,368,750 warrants for cash	2,912,500	84,890	148,033	-	232,923
Conversion of notes payable and accrued interest	4,831,013	416,973	-	-	416,973
Conversion of accounts payable	948,574	139,748	-	-	139,748
Issuance for accrued settlement obligation	189,000	31,455	-	-	31,455
Issuance for services	10,848,356	1,068,443	-	-	1,068,443
Issuance for financing costs	2,736,565	354,016	-	-	354,016
Net loss for the year	-	-	-	(2,818,583)	(2,818,583)
Balance, December 31, 2004	88,817,518	20,784,858	148,033	(23,570,770)	(2,637,879)
Issuance for cash	1,900,000	170,000			170,000
Issuance for services	4,147,222	79,111			79,111
Issuance for a receivable from shareholder	3,500,000	700,000			700,000
Issuance for financing costs	2,677,034	122,398			122,398
Settlement of accrued liabilities and conversion of notes payable	1,223,223	92,955			92,955
Forfeiture of unvested common shares upon cancellation of consulting agreement	(3,000,000)	(112,500)			(112,500)
Net loss for the year	-	-		(1,397,653)	(1,397,653)
Balance, December 31, 2005	99,264,997	$21,836,822	$148,033	$(24,968,423)	$(2,983,568)

The accompanying notes are an integral part of these financial statements.

DIATECT INTERATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,397,653)	$(2,818,583)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation	59,035	87,703
Amortization	124,000	248,000
Gain from debt termination	(154,013)	(323,214)
Net loss (gain) on disposal of property and equipment	(68,212)	20,756
Issuance of stock for services	79,111	918,443
Issuance of stock for finance charges and interest	122,398	354,016
Changes in operating assets and liabilities:
Accounts receivable	37,888	38,232
Inventory	96,723	114,736
Prepaid expenses and other current assets	32,882	111,000
Accounts payable	51,953	92,229
Accrued liabilities	132,338	-
Accrued payroll and related liabilities	(179,100)	(125)
Accrued interest payable	238,225	248,157
Net Cash Used in Operating Activities	(824,425)	(908,650)
Cash Flows from Investing Activities
Disposal of property and equipment	(26,130)
Purchases of property and equipment	-	(4,972)
Net Cash Used in Investing Activities	(26,130)	(4,972)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	434,500	273,324
Principal payments on notes payable	(50,560)	(102,886)
Accrued settlement obligations	(58,002)	-
Proceeds from issuance of common stock and warrants	170,000	822,423
Collection of receivable from shareholder	265,258	-
Proceeds from checks drawn in excess of cash in bank	10,481	-
Net Cash Provided by Financing Activities	771,677	992,861
Net Increase (Decrease) in Cash	(78,878)	79,239
Cash at Beginning of Year	85,260	6,021
Cash at End of Year	$6,382	$85,260

The accompanying notes are an integral part of these financial statements.

DIATECT INTERATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)

For the Years Ended December 31,	2005	2004
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$1,000	$17,431

Supplemental Schedule of Noncash Investing and Financing Activities
Mortgage note payable and accrued liabilities paid directly from the proceeds from the sale of land and building	$900,000	$-
Common stock issued for a recievable from shareholder	700,000	-
Receivable from shareholder offset against note payable, accrued interest and accrued liabilities	434,742	-
Settlement of accrued liabilitites with and conversion of notes payable into common stock	92,955	416,973
Forfeiture of unvested common shares upon concellation of consulting agreement	112,500
Conversion of accounts payable into common stock	-	139,748
Satisfaction of accrued settlement obligations with common stock	-	31,355
Conversion of accounts payable into notes payable	-	564,626
Conversion of royalties payable into notes payable	-	113,623

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business – Diatect International Corporation (the “Company”) is a California corporation operating as a developer and marketer of non-toxic pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States. The financial statements reflect the increase in the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 300,000,000 shares in February of 2006.

Use of Estimates– The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Business Condition – The Company generated revenue of $507,573 during the year ended December 31, 2005 compared to $665,676 during the year ended December 31, 2004, resulting in a gross profit of $72,227 and gross loss of $105,037, respectively. For the years ended December 31, 2005 and 2004, the Company incurred a loss from operations of $1,551,666 and $3,141,797, respectively, and a net loss of $1,397,653 and $2,818,583, respectively. At December 31, 2005 the Company had a total stockholders’ deficit of $2,983,568 and its current liabilities exceeded current assets by $2,458,957.

In June 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those creditors. In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that the Company has entered into subsequent to June 30, 2005, are described in Note 11 to these financial statements. Through December 31, 2006, the Company has received $700,000 pursuant to the Convertible Note offering and through July of 2007, the Company has received an additional $771,000 at which time the offering was closed.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been negotiated and are discussed further in Note 11.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At December 31, 2005 and 2004, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 4,650,000 shares of common stock, that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Marketing and Selling Expenses– Marketing and selling expenses include the salaries and wages of its in-house sales force, rent, advertising, product samples and promotional expenses. The Company designs and prints literature and marketing materials for its products, as well as promotional materials used in trade shows.

Stock-Based Compensation Plans -The Company accounts for its stock-based compensation issued to non-employees by using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the date that the securities were issued, which approximates the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At December 31, 2005, the Company did not have any stock-based employee compensation plans. The Company has accounted for stock options granted in the past under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and the related interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  These accounting policies resulted in the Company not recognizing any stock-based employee compensation cost during the years ended December 31, 2005 or 2004. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would have resulted in no difference from reported amounts.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the years ended December 31, 2005 and 2004 was $59,035 and $87,703, respectively. The components of property and equipment are as follows:

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

	Estimated Useful Life	December 31,
	in Years	2005	2004
Land		$-	$150,000
Building	30	-	725,500
Computer equipment	3 to 5	103,585	88,437
Office furniture and equipment	5	33,275	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		382,470	1,242,822
Less: Accumulated depreciation		(237,839)	(233,499)
Net Property and Equipment		$144,631	$1,009,323

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

NOTE 3 – NOTES PAYABLE

December 31,	2005	2004
Revolving lines of credit with financial institutions, past due	$2,808	$15,404
Cash advances from shareholder, unsecured	97,000	97,000
Mortage note payable, secured by real property	-	847,000
Convertible debenture payable to La Jolla Investment , LLC	278,500	286,263
Unsecured 10% notes payable to investors, in default	353,155	392,155
Unsecured 12% notes payable to investors, in default	240,000	366,685
Unsecured 15% notes payable to investors, in default	256,500	260,000
Unsecured 24% notes payable to investors, in default	40,000	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Non-interest cash advances	-	7,700
Total Notes Payable	3,053,526	4,057,770
Less: Current portion	1,267,963	2,272,207
Long-Term Notes Payable	$1,785,563	$1,785,563

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Revolving Lines of Credit – As of December 31, 2005 the Company has unsecured, revolving credit notes with a financial institution totaling $2,808. Officers and shareholders of the Company guarantee the credit notes payable. The amounts borrowed under revolving credit notes at December 31, 2004 were from another bank and subsequently were paid and closed.

Cash Advances from Shareholder – Prior to 2004, a shareholder advanced $97,000 of cash to the Company. The Company was obligated to issue 250,000 shares of common stock to the shareholder every six months as payment of interest on the cash advances. During 2005, the Company issued 750,000 shares of common stock to this shareholder in payment of the $37,500 of accrued interest on the advances through that date and the shareholder agreed to not require any further interest payments in common stock or otherwise. The cash advances are unsecured and have no stated maturity date.

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

Unsecured 12% Notes Payable to Investors– The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, the note was carried at $126,686. Subsequently, the Robinson Family LLC became a party to a suit filed in Federal Bankruptcy Court to force the Company into involuntary bankruptcy. During the fourth quarter of 2005, the Company entered into a settlement agreement with the Robinson Family LLC and a shareholder of the company, whereby the shareholder made a settlement payment to the Robinson Family LLC and the Company was released from any obligations.  The Company released Robinson Family LLC from any damages resulting from the involuntary bankruptcy suit. The settlement resulted in the Company recognizing a $126,686 gain from termination of debt.

On August 1, 2001, the Company executed a $200,000 note payable to Bruce L. Shannon with interest at 12% per annum, due August 1, 2002 and extended (with dispute) to May 1, 2005. In April 2006, all amounts of principal and interest due under the note were forgiven as part of a settlement discussed further in Note 4.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Unsecured Notes Payable– The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 24% payable at different times. As additional consideration for certain loans, the Company issued common stock to the lenders. The shares of common stock issued to the lenders were valued at the market value of the common stock on the date issued and were recognized as interest expense on that date. During the years ended December 31, 2005 and 2004, the Company issued 1,100,000 and 2,736,565 shares of common stock, respectively, at prices ranging from $0.013 to $0.06 and $0.06 to $0.20 per share, respectively, having a total market value of $41,875 and $354,106, respectively, that were recognized as interest expense upon issuance.

During the year ended December 31, 2004, promissory notes that were not previously convertible were modified to make them convertible and the Company issued 4,831,013 shares of common stock valued from $0.05 to $0.23 per share upon conversion of $416,973 of notes payable, which included $40,035 of accrued interest. The effective conversion prices were in excess of the market value of the common stock on the dates issued; thus, the investors did not receive a beneficial conversion option.

5% Notes Payable – In 2004, the Company executed modified notes payable to several note holders to extend the terms of the notes to be due in 2008 and accrue interest at an annual rate of 5%.

Notes Payable to Vendors – In 2004, vendors agreed to extend the terms of outstanding accounts payables by converting them into promissory notes that are due in 2008 and accrue interest at 5% per annum.

NOTE 4 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

The Company has obligations due to creditors that arose from cash loans and the receipt of goods or services in the amount of $360,540 and $418,541 at December 31, 2005 and 2004, respectively. The Company is in default in its payment of each of these obligations. The obligations are unsecured and are currently due. Certain of the obligations are in dispute as further described below. The obligations have not been reduced by any amounts that may be compromised by the creditors in the future, but include all amounts due and include default judgments obtained by the creditors. The accrued settlement obligations include the following:

	December 31,
Other Short-term Liabilities	2005	2004

Complete Packaging, LLC d.b.a. Compax	$144,622	$220,000
David J. Stecher	28,325	16,814
Litho-Flexo Graphics, Inc.	63,283	72,625
Williams & Webster	54,564	54,564
Xerox	17,590	-
National Bulk	20,418	21,418
Others (Downs and Parkinson)	31,738	33,120
Total	$360,540	$418,541

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

La Jolla Cove Investors, Inc. – On July 12, 2004, La Jolla Cove Investors, Inc. (“La Jolla Cove”) filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor a convertible debenture agreement entered into when La Jolla Cove was named as an underwriter for the Company in a planned public offering of the Company’s common stock. La Jolla Cove claimed damages in the amount of $406,990, which resulted in part from $150,000 of advances to the Company in 2002 and $100,000 in 2003, which amounts were to be repaid out of a portion of the proceeds from the planned public offering. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. The Company accrued a $286,263 settlement obligation liability at December 31, 2004 which was decreased to $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $115,000 through July 2006, which resulted in the full release of the Company.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holders’ bankruptcy suit was dismissed and the Company was awarded damages through the relief of $354,175 of notes payable and $142,367 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company.

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

NOTE 5 - COMMON STOCK

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

During 2004, the Company issued 2,912,500 shares of common stock, warrants to purchase 2,912,500 shares of common stock at $0.20 per share and warrants to purchase 1,456,250 shares of common stock at $0.35 per share for net proceeds of $232,923. The proceeds were allocated to the common stock and the warrants base upon their relative fair value, with $84,890 allocated to the common stock, $100,631 allocated to the $0.20 warrants and $47,402 allocated to the $0.35 warrants. The Company determined the fair value of the warrants using the Black-Scholes Option Pricing Model. The fair value of the $0.20 and the $0.35 warrants was $295,079 and $138,991, respectively, based upon the following assumptions: risk-free interest rates of 3.0%, expected dividend yield of 0%, expected volatility of 172% and expected life of 3 years.

During March 2005, the Company entered into a stock subscription agreement with a shareholder of the Company (“Subscriber”) and issued 3,500,000 shares of common stock to the Subscriber for $700,000 receivable from the Subscriber. During March 2005, the Company also sold its real property, consisting of its manufacturing facilities located in Heber City, Utah, to the Subscriber. The Subscriber paid $402,000 of liens on the property in excess of the $900,000 sales price, which resulted in the Company issuing the Subscriber a promissory note payable in the amount of $402,000 bearing interest at 10% per annum. Upon the sale of this real estate, the Company entered into a verbal rental agreement with the Subscriber whereby the Company would pay $10,000 per month rent for the real estate that was sold. In addition to the foregoing, the Company issued 1,500,000 shares of its common stock to the Subscriber in February 2005 for $150,000 and issued 1,577,034 shares to the Subscriber in March 2005 as financing fees, valued at $80,523, the market value of the Company’s common stock on the date of issuance.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

During 2005 the Company issued 1,478,571 shares of its common stock to related parties consisting of 550,000 shares for director fees valued at $33,000, or $0.06 per share, 250,000 shares as an officer’s bonus valued at $12,500, or $0.05 per share, 428,571 shares for the settlement of $12,500 of accrued liabilities and $12,500 of notes payable, at $0.06 per share, and 250,000 shares for services valued at $3,250, or $0.01 per share. In addition, the Company issued 400,000 shares for $20,000 of cash, or $0.05 per share, 3,097,222 shares for $30,361 of consulting fees and employee bonuses valued at $0.01 per share, and 794,652 shares in settlement of $67,955 of accrued liabilities. The shares were valued at their market value on the date of issuance. As further discussed in Note 3, the Company issued 1,100,000 shares of common stock for $41,875 of financing costs.

In connection with the termination of a consulting agreement, a consultant returned 3,000,000 unvested shares of common stock to the Company on June 1, 2005. The 3,000,000 shares were issued in 2004 and were valued at $150,000, or $0.05 per share. The cancellation of the shares resulted in the reversal of the related $112,500 of prepaid consulting expense.

NOTE 6 - STOCK WARRANTS

As discussed in Note 5, during 2004 the Company issued warrants to purchase 2,912,500 shares of common stock at $0.20 per share and warrants to purchase 1,456,250 shares of common stock at $0.35 per share.

The following summarizes the outstanding warrants as of December 31, 2005:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.20	2,912,500	1.5	2,912,500
$0.50	281,250	1.5	281,250
$0.35	1,456,250	1.5	1,456,250
	4,650,000		4,650,000

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – CONTINGENCIES

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 8 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes.  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109. The tax effects of temporary differences and carry forwards which give rise to the deferred income tax assets as of December 31, 2005 and 2004 are as follows:

December 31,	2005	2004
Net Operating Loss Carryforwards:
Federal	$7,854,968	$7,193,500
State	1,215,939	1,113,545
Impairment of inventory	-	173,020
Allowance for doubtful accounts	9,064	15,183
Total deferred income tax assets	9,079,971	8,495,248
Valuation allowance	(8,955,467)	(8,430,130)
Deferred income tax liability - intangible assets	(124,504)	(65,118)
Net Deferred Income Tax Assets	$-	$-

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

Years Ended December 31,	2005	2004
Federal tax benefit at statutory rate (34%)	$(475,202)	$(1,750,287)
State tax benefit, net of federal effect	(46,123)	(169,881)
Non-deductible and other items	(4,012)	89,282
Change in valuation allowance	525,337	1,830,886
Provision for Income Taxes	$-	$-

At December 31, 2005, the Company has net operating loss carry forwards for Federal income tax purposes of approximately $24 million, which expire in the years 2011 through 2025.

NOTE 9 – ACQUISITION AGREEMENT

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 – MARKETING AGREEMENT

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

NOTE 11 – SUBSEQUENT EVENTS

In February 2006, the Company entered into a one year non-exclusive Investment Banking Agreement with Pointe. The terms of the Investment Banking Agreement required that the Company pay $25,000 upon completion of $150,000 in bridge financing. Additionally, the Company issued Pointe 8,000,000 warrants to purchase common stock at $0.01 per share for a period of 3 years; agreed to pay a 7% commission, 1% unaccountable expenses; a 5% fee in the event of a merger or acquisition of the Company; and 2% of gross sales of the Company’s products initiated by Pointe. The Company subsequently received  a $150,000 convertible promissory note that was arranged by Pointe. This note was later converted into 15,000,000 shares of the Company’s common stock.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

In May 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $209,000 of the available credit.  Lease payments various, but are based on the following 24 months 5.163%, 30 Months 4.338%, 36 month 2.793%.

In September 2007 the company was granted an accounts receivable line of credit from Aspen Opportunity Fund LP, with a credit line of $500,000.  The company can draw advances against accounts receivable, in $100,000 increments as needed.

On October 31, 2007 the company started a campaign to reduce debt in the company, it has offered all note holders with a note to stock conversation feature to do so until Nov 15th 2007.  Management believes that the total of debt to be converted will be under $1,500,000.