Form 10QSB
period 2006-03-31
DIATECT INTERNATIONAL CORP
filed 2007-12-17
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of December 11, 2007 the issuer had 175,413,205 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

		Page Number
PART I

ITEM 1.	Condensed Financial Statements (unaudited)
	Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4
	Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5
	Notes to Condensed Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation.	21
ITEM 3.	Controls and Procedures.	23

PART II

ITEM 1.	Legal Proceedings	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
ITEM 4.	Submission of Matters to a Vote of Security Holders.	27
ITEM 6.	Exhibits.	27

Signatures

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$13,967	$6,382
Trade accounts receivable, net of allowance for doubtful accounts of $24,333 and $24,300, respectively	52,014	17,031
Inventory	347,888	365,188
Prepaid expenses and other current assets	233,459	4,618
Total Current Assets	647,328	393,219
Property and Equipment, net of accumulated depreciation of $250,635 and $237,839, respectively	129,992	144,631
Intangible Assets - EPA Labels, net of accumulated amortization of $620,000 and $620,000, respectively	1,116,322	1,116,322
Total Assets	$1,893,642	$1,654,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$462,195	$59,090
Accrued liabilities	176,852	508,039
Checks drawn in excess of cash in bank	-	10,481
Accrued interest payable	693,713	646,064
Accrued settlement obligations	364,377	360,540
Current portion of notes payable	1,270,077	1,267,963
Total Current Liabilities	2,967,214	2,852,177
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 109,264,997 shares and 99,264,997 shares outstanding, respectively	21,956,822	21,836,822
Warrants outstanding	593,162	148,033
Accumulated deficit	(25,409,119)	(24,968,423)
Total Stockholders' Deficit	(2,859,135)	(2,983,568)
Total Liabilities and Stockholders' Deficit	$1,893,642	$1,654,172

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005

Sales	$181,634	$114,813
Cost of Goods Sold	62,816	94,788

Gross Profit	118,818	20,025

Expenses
Marketing and selling	149,756	11,841
General and administrative	320,019	591,511
Total Expenses	469,775	603,352

Loss from Operations	(350,957)	(583,327)

Other Income (Expense)
Interest expense	(130,966)	(164,916)
Gain from termination of debt	41,227	2,078
Gain from sale of building	-	74,297
Net Other Expense	(89,739)	(88,541)

Net Loss	$(440,696)	$(671,868)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted-Average Common Shares Outstanding	101,181,707	92,068,191

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(440,696)	$(671,868)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	14,268	14,265
Amortization	-	62,000
Gain from debt termination	(41,227)	(2,078)
Net loss (gain) on disposal of property and equipment	372	(74,297)
Issuance of stock for services	45,000	73,938
Issuance of warrants for services	213,522	-
Issuance of stock for financing costs	-	115,500
Changes in operating assets and liabilities:
Accounts receivable	(34,983)	(7,816)
Inventory	17,300	16,404
Prepaid expenses and other current assets	2,766	37,500
Accounts payable	403,106	(80,055)
Accrued liabilities	(331,189)	(248,654)
Accrued interest payable	48,876	122,344
Net Cash Used in Operating Activities	(102,885)	(642,817)

Cash Flows from Investing Activities	-	-

Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	117,114	407,000
Principal payments on notes payable	-	(39,308)
Accrued settlement obligations	3,837	-
Proceeds from issuance of common stock and warrants	-	270,000
Payments on checks drawn in excess of cash in bank	(10,481)	-
Net Cash Provided by Financing Activities	110,470	637,692
Net Increase (Decrease) in Cash	7,585	(5,125)
Cash at Beginning of Year	6,382	85,260
Cash at End of Year	$13,967	$80,135

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$72,400

Supplemental Schedule of Noncash Investing and Financing Activities
Settlement of accrued liabilities with and conversion of notes payable into common stock	$75,000	$73,500
Mortgage note payable and accrued liabilities paid directly from the proceeds from the sale of land and building	-	901,430
Common stock issued for a receivable from shareholder	-	600,000

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

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2006 are not necessarily indicative of future results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Condition – The Company generated revenue of $181,634 and incurred a loss from operations of $350,957 during the three months ended March 31, 2006. At March 31, 2006, the Company had a total stockholders’ deficit of $2,859,135 and its current liabilities exceeded current assets by $2,319,886.

In June 2005, three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those creditors. In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $354,175 in notes payable and $142,367 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been negotiated and are discussed further in Notes 4 and 9.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Credit Risk - The carrying amounts of trade accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company has not had any significant credit losses ion the past and maintains allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimations.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Trade Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory– The Company’s current inventory consists primarily of raw materials and is valued at the lower of cost or market, with cost being determined by the average cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

Property and Equipment – Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Useful lives for equipment range from 3 to 10 years.

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

Long Lived Assets– Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Marketing and Selling Expenses– Marketing and selling expenses include the salaries and wages of its in-house sales force, advertising, product samples and promotional expenses. The Company designs and prints literature and marketing materials for its products, as well as promotional materials used in trade shows.

Income Taxes – No income taxes have been paid or accrued for Federal tax purposes because the Company has had no net taxable income since inception. In accordance with SFAS 109, the Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At March 31, 2006 and 2005, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 32,150,000 and 4,650,000 shares of common stock, respectively that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Stock-Based Compensation Plans - Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement or change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements.

As of March 31, 2006 and December 31, 2005, the Company has no unvested options and did not grant any options to employees during the three months ended March 31, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for those years, but may have a material impact if options are granted in the future.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements is not expected to be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 140 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The impact of adoption of this statement on the Company’s consolidated financial statements is not expected to be material.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108), “Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement”. SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. The Company is currently evaluating the impact that the adoption of SAB 108 will have, if any, on its financial statements and notes thereto.

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$347,888	$365,188
Finished goods	-	-
Total Inventory	$347,888	$365,188

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the three months ended March 31, 2006 and 2005 was $14,268 and $14,265, respectively. The components of property and equipment are as follows:

	Estimated Useful Life in	March 31,	December 31,
	Years	2006	2005
Computer equipment	3 to 5	$103,585	$103,585
Office furniture and equipment	5	31,432	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		380,627	382,470
Less: Accumulated depreciation		(250,635)	(237,839)
Net Property and Equipment		$129,992	$144,631

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable is comprised of the following:

	March 31,	December 31,
	2006	2005
Revolving lines of credit with financial institution	$2,922	$2,808
Cash advances from shareholder, unsecured	97,000	97,000
Convertible debenture payable to La Jolla Investment, LLC	278,500	278,500
Unsecured 10% notes payable to investors, in default	365,155	323,155
Unsecured 12% notes payable to investors, in default	240,000	240,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 24% notes payable to investors	-	40,000
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	3,055,640	3,053,526
Less: Current portion	1,270,077	1,267,963
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $2,922. Officers and shareholders of the Company guarantee the credit notes payable. In July, 2006 the Company entered into a $50,000 line of credit with a bank.  The line of credit bears interest at 9.75% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a director of the Company.  In July 2006, in conjunction with the issuance of the guarantee, the Company issued the director 500,000 shares of common stock valued at $8,500 or $0.017 per share, representing the closing market price on the date of issuance.

Cash Advances from Shareholder – Prior to 2004, a shareholder advanced $97,000 of cash to the Company. During 2005, the shareholder agreed to not require any further interest payments. The cash advances are unsecured and have no stated maturity date.

La Jolla Cove Investors – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc.(“La Jolla Cove”), who at the time was the named as an underwriter for a planned public offering of the Company’s common stock. La Jolla Cove advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, La Jolla Cove filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor the convertible debenture agreement. La Jolla Cove claimed damages in the amount of $406,990 plus interest and penalties, which resulted in part from the $150,000 of advances to the Company in 2002 and $100,000 in 2003. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. During 2005, the Company made principal payments on the convertible debenture of $7,763. The adjusted carrying amount of the convertible debenture was $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $140,000 through July 2006 in full satisfaction of all amounts due under the convertible debenture and related interest and penalties and recognized a gain from termination of debt in the amount of $138,500 during the third quarter of 2006.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Bruce L. ShannonAttempted Bankruptcy Action– On February 28, 2005, Bruce L. Shannon, an individual doing business as K-Net, filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Mr. Shannon contended that a $200,000 note dated August 1, 2001 and bearing interest at 12% per annum was due on August 1, 2002. The Company contended that Mr. Shannon entered into a note extension with the Company and thereby delayed the payment due date of this note until May 1, 2005. The Company recognized a $200,000 12% note payable and accrued interest of $80,500 at December 31, 2005.

In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holders’ bankruptcy suit was dismissed and the Company was awarded damages through the relief of $248,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company. In conjunction with the settlement, the Company recognized a gain from termination of debt in the amount of $384,623 during the second quarter of 2006.

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

Bridge Financing – In February 2006, the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”) as more fully described in Note 6. Pursuant to the Investment Banking Agreement, the Company received gross proceeds of $75,000 for the three months ended March 31, 2006 and $75,000 in April, 2006 in the form of unsecured convertible notes.  These notes were convertible into the Company’s common stock at a price of $0.01 per share, representing the market price on the date of issuance. No beneficial conversion option was recognized on upon the issuance of these notes. In March 2006, the $75,000 received was converted in 7,500,000 shares of common stock and in April 2006, the remaining $75,000 note was converted into 7,500,000 shares of the Company’s common stock.

NOTE 5 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

Accrued Settlement Obligations– The Company has obligations due to creditors that arose from cash loans and the receipt of goods or services. The Company is in default in its payment of each of these obligations. The obligations are unsecured and are currently due. Certain of the obligations are in dispute as further described below. The obligations have not been reduced by any amounts that may be compromised by the creditors in the future, but include all amounts due and include default judgments obtained by the creditors.

The accrued settlement obligations include the following:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	March 31,	December 31,
	2006	2005

Complete Packaging, LLC d.b.a. Compax	$144,622	$144,622
David J. Stecher	32,162	28,325
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	54,564	54,564
Xerox	17,590	17,590
National Bulk	20,418	20,418
Downs and Parkinson	31,738	31,738
Total	$364,377	$360,540

Complete Packaging, LLC d.b.a. Compax– On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third   District   Court   of   Salt   Lake   County, State of Utah, naming the Company as the defendant. Compax contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $323,892, which   amount continued to accrue interest from November 30, 2004. The complaint concluded in Compax obtaining a judgment against the Company. During 2005, the Company entered into a settlement agreement with Compax that required the Company to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. As a result, the Company accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 in total satisfaction of the Company’s obligation. The Company paid $75,000 of this obligation during 2006.  The remaining amount was paid at prescribed intervals with the final payment made on September 1, 2007, which resulted in the Company being released from the judgment.

David J. Stecher– During 2002, the Company entered into a promissory note in the amount of $18,070, bearing interest at 15% per annum and due on demand. During 2004 a suit was filed to collect the principal amount due including accrued interest. At December 31, 2005, the accrued settlement obligation was $28,325 including accrued interest. Subsequent to March 31, 2006, the Company paid $36,000 in full satisfaction of this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch   County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at March 31, 2006 and December 31, 2005. No resolution has been reached under the claims, which continue to be in litigation.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company had a verbal lease agreement for its current office and production facilities based in Heber, Utah with annual rent payments due of $120,000. The Company has not made any payments related to this agreement in fiscal 2006. During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to an entity (the “Landlord”) that is affiliated with a director of the Company. In conjunction with this sale, $117,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

In February 2006, the Company entered into a one year Investment Banking Agreement with Pointe. The terms of the Investment Banking Agreement required that the Company pay $25,000 upon completion of $150,000 in bridge financing. The Company subsequently received $150,000 under the terms of a convertible promissory note that was arranged by Pointe and the Company made the $25,000 payment to Pointe. Additionally, the Company issued Pointe 8,000,000 warrants to purchase common stock at $0.01 per share for a period of 3 years. The warrants issued pursuant to this agreement were valued at $125,892. This amount was recorded as a prepaid expense and is being amortized over the one-year term of the agreement. The Company further agreed to pay Pointe a 7% commission and a 1% unaccountable expense allowance upon receipt of financing brought to the Company by Pointe, agreed to pay Pointe a fee equal to 5% of the value of the transaction as defined in the agreement in the event of a merger or acquisition of the Company.

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with an entity Aspen Capital Partners, LLC, that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.

In November 2005, the Company started marketing its products under an Internet marketing program and entered into a verbal agreement with Saber Management for its Internet marketing services. The Company agreed to set aside 12 million shares of common stock to be issued to Saber Management as compensation for its services, of which four million shares were delivered to Saber Management through May 2006 for a down payment on the project. The Company issued 3,000,000 shares in December, 2005 valued at $24,000 or $0.008 per share and 1,000,000 shares in May, 2006 valued at $24,000 or $0.024 per share representing the closing market prices on the dates of issuance.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK

In February 2006, the shareholders approved an increase of the authorized common stock of the Company from 100,000,000 shares to 300,000,000 shares.

During the three months ended March 31, 2006, the Company issued 7,500,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of the bridge financing of $75,000, and 2,500,000 shares for professional services valued at $45,000 or $0.018 per share representing the market price on the date of issuance.

NOTE 8 - STOCK WARRANTS

During February, 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of March 31, 2006.  The values are being amortized to general and administrative expenses in the accompanying statement of operations over the lives of the respective agreements of 2 years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

In March, 2006 the Company issued three year warrants to purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share to a consultant to the Company for marketing services.  The warrants were valued at $116,935, which was charged to marketing and selling expense in the accompanying statement of operations.

The estimated fair values of the above warrants were calculated using the Black-Scholes option pricing method and the following assumptions.

Closing price for the Company's common stock	$0.018 to $0.02
Estimated volatility	130% to 153%
Risk free interest rate	4.77%
Expected dividend rate	Nil

The following summarizes the outstanding warrants as of March 31, 2006:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.01	27,500,000	3.8	27,500,000
$0.20	2,912,500	1.3	2,912,500
$0.50	281,250	1.3	281,250
$0.35	1,456,250	1.3	1,456,250
	32,150,000		32,150,000

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2006 and through December 31, 2006, the Company issued additional shares of its common stock as follows:

The Company issued 7,500,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of bridge financing of $75,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 9,460,350 shares issued as compensation to our chief executive officer valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer's bonus, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 1,780,000 shares valued at $35,948 to vendors in settlement of expenses and accrued liabilities.

In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued in 2006 range from 35% to 298%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.

Based upon the market price of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option of $239,895. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.

In 2007, the Company issued an additional $533,500 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 10,670,000 shares of common stock and warrants to purchase an additional 10,670,000 shares of common stock. The related beneficial conversion option was valued at $64,421. During the second quarter of 2007, a total of $95,000 of the above notes were repaid in cash.

Through November 30, 2007, an aggregate of $1,046,000 of the convertible promissory notes plus $118,079 of accrued interest have been converted at the conversion price of $0.05 per share into an aggregate of 23,281,549 shares of common stock. In addition, the Company issued an aggregate of 20,920,000 three year warrants to purchase the Company’s common stock at an exercise price of $0.075 per share.

In May 2007, the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date, the Company has drawn $209,000 of the available credit.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and a five year warrant to purchase 5,000,000 shares of its common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000.  The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock.  The shares issuable upon conversion and the shares underlying the warrants have certain registration rights and are required to file a registration statement no later than March 31, 2008.  Should the Company fail to file the registration statement by the required date, the registration rights agreement stipulates penalties of 1% of the purchase price per month as liquidated damages.  Should the Company be unable to have the registration statement declared effective within 120 days, the same penalty of 1% per month will be assessed.  The penalty is payable in either cash or stock at the option of the note holder.

On September 20, 2007, the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $100,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The shares underlying the warrants have certain registration rights and the Company is required to file a registration statement no later than March 31, 2008.  Should the Company fail to file the registration statement by the required date, the registration rights agreement stipulates penalties of 1% of the purchase price per month as liquidated damages.  Should the Company be unable to have the registration statement declared effective within 120 days, a penalty of 1% per month of the total warrant exercise price of $300,000 will be assessed.

In October, 2007 the Company issued three year warrants to purchase 1,000,000 shares of its common stock to a vendor at an exercise price of $0.05 for services.

Administrative Proceeding – U.S. Securities and Exchange Commission

One September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming the Company as a respondent.  This administrative proceeding has file no. 3-12843.

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s. The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended March 31, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently, we filed two of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

Section 12(j) provides that the Commission may suspend the trading of our shares for a period of up to twelve months.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

U.S. Securities and Exchange Commission ,  On October 1, 2007, the Company and its acting president and a director through their attorney accepted service of a Complaint filed on September 24, 2007, by the U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On April 14, 2005, the Company issued restated financial statement as of December 31, 2004, which restated the sale of the mining claims and our revenues.  The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and a bar as an officer and director.  We intend to vigorously defend the allegations of the Complaint.

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

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

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

In February 2006 we entered into a two year Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 we commenced a Convertible Promissory Note (“Convertible Note”) offering through Pointe.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that we entered into are described in Note 6 to these financial statements. Through December 31, 2006, the Company received $795,000 pursuant to the Convertible Note offering.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended March 31, 2006

Revenues for the three months ended March 31, 2006 were $181,634 as compared to $114,813 for the three months ended March 31, 2005, an increase of $66,821. The increase is primarily due to increases in internet based sales.

Cost of revenues for the three months ended March 31, 2006 were $62,816 as compared to $94,788 for the three months ended March 31, 2005, a decrease of $31,972.  The decrease is primarily due to the amortization of our EPA licenses in the amount of $62,000 included in the three months ended March 31, 2005.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.  As a result there is no amortization amount for the three months ended March 31, 2006.

Marketing and selling expenses were $149,756 for the three months ended March 31, 2006 as compared to $11,841 for the three months ended March 31, 2005, an increase of $137,915. The increase is primarily due to the value of the warrant issued to a consultant in the amount of $116,935 and an increase in internet marketing during the quarter.

General and administrative expenses were $320,019 for the three months ended March 31, 2006 as compared to $591,511 for the three months ended March 31, 2005, a decrease of $271,472.  The decrease is primarily due to the decrease in staff due to the involuntary Chapter 7 bankruptcy petition against us.

Other income and expense is comprised of interest expense and the gain on the sale of the building. Interest and financing expense was $130,966 for the three months ended March 31, 2006 as compared to $164,966 for the three months ended March 31, 2005, a decrease of $34,000.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt and decreased financing fees.  Included in interest expense for the three months ended March 31, 2006 is the value of the warrant issued in conjunction with the offering in the amount of $76,410.  The gain from sale of building in the three months ended March 31, 2005 was $74,297.  There is no comparable amount in the current period.

Liquidity and Capital Resources

Our cash and cash equivalents of $13,967 as of March 31, 2006 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

In February 2006 the Company entered into a one year Financial Advisory and Investment Banking Agreement with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.

In June 2006, we commenced a Convertible Promissory Note (“Convertible Note”) offering through Pointe. The Convertible Notes issued pursuant to the offering bear interest at the rate of 12%, are unsecured and are due one year from the date of issuance.  The notes are convertible into units comprised of the Company’s common stock with a conversion price of $0.05 per share. For each share of common stock, the note holder will receive 1 warrant to purchase the Company’s common stock. The warrants that comprise the unit are exercisable into common stock at $.075 per share and are exercisable for a period of 3 years. We have the option to redeem the Convertible Note under certain conditions at its face value plus accrued interest if the average price of the Company’s common stock is 200% of the conversion price per share for a period of twenty consecutive days. Through December 31, 2006, the Company received gross proceeds of $795,000 pursuant to the Convertible Note offering.

Subsequent to December 31, 2006 we continued the Convertible Promissory Note private placement offering, and have received gross proceeds in 2007 of an additional $533,500. We have repaid an aggregate of $107,500 of the Convertible Promissory Notes issued in 2006 and 2007.  Through November 30, 2007, an aggregate of $1,046,000 of the convertible promissory notes plus $118,079 of accrued interest have been converted at the conversion price of $0.05 per share into an aggregate of 23,281,549 shares of common stock. In addition, we issued an aggregate of 20,920,000 three year warrants to purchase our common stock at an exercise price of $0.075 per share.

In May 2007 we entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $209,000 of the available credit.

In July 2007, we issued a 12% convertible promissory note for $250,000 and a five year warrant to purchase 5,000,000 shares of its common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000.  The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock.

In September 2007 we entered into an accounts receivable line of credit agreement with Aspen Opportunity Fund LP, with a credit line of $500,000.  The company can draw advances against accounts receivable, in $100,000 increments as needed.

We believe that, with the proceeds of the Convertible Promissory Notes, the Master Lease Line, the accounts receivable credit line and our working capital that we will have sufficient resources for the next 12 months from this date of this report on Form 10-QSB.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2006.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS.

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

U.S. Securities and Exchange Commission ,  On October 1, 2007, the Company and its acting president and a director through their attorney accepted service of a Complaint filed on September 24, 2007, by the U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On April 14, 2005, the Company issued restated financial statement as of December 31, 2004, which restated the sale of the mining claims and our revenues.  The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and a bar as an officer and director.  We intend to vigorously defend the allegations of the Complaint.

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

La Jolla Cove Investors – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc. (“La Jolla Cove”), who at the time was the named as an underwriter for a planned public offering of the Company’s common stock. La Jolla Cove advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, La Jolla Cove filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor the convertible debenture agreement. La Jolla Cove claimed damages in the amount of $406,990 plus interest and penalties, which resulted in part from the $150,000 of advances to the Company in 2002 and $100,000 in 2003. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. During 2005, the Company made principal payments on the convertible debenture of $7,763. The adjusted carrying amount of the convertible debenture was $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $140,000 through July 2006 in full satisfaction of all amounts due under the convertible debenture and related interest and penalties and recognized a gain from termination of debt in the amount of $138,500 during the third quarter of 2006.

David J. Stecher– During 2002, the Company entered into a demand promissory note in the amount of $18,070, bearing interest at 15% per annum. During 2004 a suit was filed to collect the principal amount and accrued interest. At December 31, 2005, we accrued a settlement obligation of $28,325. During 2006, we paid $36,000 to satisfy this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, we were named as defendant in a complaint filed by Litho-Flexo Graphics, Inc. in the Fourth District Court in and for Wasatch County, State of Utah. Litho-Flexo claimed a trade payable of $92,478. We contended that the packaging labels we received from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming damages in excess of $100,000 caused by the defective labels. We accrued a $72,625 settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, we paid $9,342 to Litho-Flexo, which decreased the accrued settlement obligation liability to $63,283 at December 31, 2006.   We intend to defend the complaint and pursue our counterclaim.

AllegedBankruptcy - In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holder, bankruptcy suit was dismissed and we were awarded damages of $248,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of our legal fees.

The Robinson Family, L.L.C.–   The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, we carried the note at $126,686. The Robinson Family LLC was party to a suit filed in Federal Bankruptcy Court seeking to force us into involuntary bankruptcy. During the fourth quarter of 2005, we entered into a settlement agreement with the Robinson Family LLC, where they forgave their note and interest; in return we released Robinson Family LLC from any counter claims based on the involuntary bankruptcy suit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 7,500,000 share of common stock at the contractual conversion price of $0.01 per share upon the conversion of $75,000 of notes payable.

We issued 2,500,000 share of common stock to a vendor pursuant to an Engagement Letter valued at $0.018 per share representing the market price on the date of issuance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In February, 2006, a majority of our shareholders approved the increase of our authorized shares of common stock from 100,000,000 to 300,000,000.

ITEM 5. OTHER INFORMATION.

None.

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

Dated: December 14, 2007

By:	/s/ David Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer