Form 10QSB
period 2006-06-30
DIATECT INTERNATIONAL CORP
filed 2007-12-17
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of December 11, 2007 the issuer had 175,933,752 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$88,493	$6,382
Trade accounts receivable, net of allowance for doubtful accounts of $24,333 and $24,300, respectively	72,054	17,031
Inventory	293,739	365,188
Prepaid expenses and other current assets	235,707	4,618
Total Current Assets	689,993	393,219
Property and Equipment, net of accumulated depreciation of $251,795 and $237,839, respectively	110,915	144,631
Intangible Assets - EPA Labels, net of accumulated amortization of $620,000 and $620,000, respectively	1,116,322	1,116,322
Total Assets	$1,917,230	$1,654,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$413,597	$59,090
Accrued liabilities	152,514	508,039
Checks drawn in excess of cash in bank	-	10,481
Accrued interest payable	614,430	646,064
Accrued settlement obligations	342,815	360,540
Current portion of notes payable	1,098,980	1,267,963
Total Current Liabilities	2,622,336	2,852,177
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 121,334,722 shares and 99,264,997 shares outstanding, respectively	22,141,203	21,836,822
Warrants outstanding	593,162	148,033
Accumulated deficit	(25,225,034)	(24,968,423)
Total Stockholders' Deficit	(2,490,669)	(2,983,568)
Total Liabilities and Stockholders' Deficit	$1,917,230	$1,654,172

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales	$396,486	$110,299	$578,120	$225,112
Cost of Goods Sold	136,052	148,372	198,868	271,094

Gross Profit	260,434	(38,073)	379,252	(45,982)

Expenses
Marketing and selling	55,264	94,847	205,020	169,944
General and administrative	411,963	414,354	731,982	914,109
Total Expenses	467,227	509,201	937,002	1,084,053

Loss from Operations	(206,793)	(547,274)	(557,750)	(1,130,035)

Other Income (Expense)
Interest expense	(46,365)	(52,140)	(177,331)	(217,056)
Gain from termination of debt	437,243	9,809	478,470	11,887
Gain from sale of building	-	-	-	73,731
Net Other Income (Expense)	390,878	(42,331)	301,139	(131,438)

Net Income (Loss)	184,085	(589,605)	(256,611)	(1,261,473)

Basic and Diluted Loss Per Share	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted-Average Common Shares Outstanding	116,725,520	97,704,600	108,996,552	94,901,087

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(256,611)	$(1,261,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,399	36,278
Amortization of discount on notes payable	702	-
Amortization of loan costs and license	307	124,000
Gain from debt termination	(478,480)	(11,887)
Net loss (gain) on disposal of property and equipment	5,317	(79,194)
Issuance of stock for services	159,148	79,111
Issuance of warrants for services	260,602	-
Issuance of stock for financing costs	-	122,398
Changes in operating assets and liabilities:
Accounts receivable	(55,023)	6,479
Inventory	71,449	54,672
Prepaid expenses and other current assets	(6,869)	30,750
Accounts payable	364,974	114,311
Accrued liabilities	(303,362)	(156,854)
Accrued interest payable	91,274	137,113
Net Cash Used in Operating Activities	(118,173)	(804,296)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	-	(6,130)
Net Cash Used in Investing Activities	-	(6,130)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	319,000	428,259
Cash paid for loan costs	(40,000)	-
Principal payments on notes payable	(49,808)	(50,560)
Payments for accrued settlement obligations	(17,725)	(83,433)
Proceeds from issuance of common stock and warrants	-	170,000
Collection of receivable from shareholder	-	265,258
(Payments) proceeds from checks drawn in excess of cash in bank	(10,481)	1,551
Net Cash Provided by Financing Activities	200,986	731,075
Net Increase (Decrease) in Cash	82,813	(79,351)
Cash at Beginning of Year	6,382	85,260
Cash at End of Year	$89,195	$5,909

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$9,113	$46,802

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of notes payable into common stock	$150,000	$61,330
Mortgage note payable and accrued liabilities paid directly from the proceeds from the sale of land and building	-	900,000
Common stock issued for a recievable from shareholder	-	700,000
Receivable from shareholder offset against note payable, accrued interest and accrued liabilities	-	434,742
Forfeiture of unvested common shares upon concellation of consulting agreement	-	112,500

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

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2006 are not necessarily indicative of future results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Condition – The Company generated revenue of $578,120 and incurred a loss from operations of $557,760 during the six months ended June 30, 2006. At June 30, 2006, the Company had a total stockholders’ deficit of $2,490,669 and its current liabilities exceeded current assets by $1,932,343.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At June 30, 2006, there were 2,000,000 potentially dilutive common shares related to convertible notes. At June 30, 2006 and 2005, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 32,150,000 and 4,650,000 shares of common stock, respectively that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

As of June 30, 2006 and December 31, 2005, the Company has no unvested options and did not grant any options to employees during the six months ended June 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for those years, but may have a material impact if options are granted in the future.

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

NOTE 2 – INVENTORY

Inventory is comprised of the following:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	June 30,	December 31,
	2006	2005
Raw materials	$288,073	$365,188
Finished goods	5,666	-
Total Inventory	$293,739	$365,188

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the six months ended June 30, 2006 and 2005 was $28,399 and $36,278, respectively. The components of property and equipment are as follows:

	Estimated Useful Life in	June 30,	December 31,
	Years	2006	2005
Computer equipment	3 to 5	$85,668	$103,585
Office furniture and equipment	5	31,432	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		362,710	382,470
Less: Accumulated depreciation		(251,795)	(237,839)
Net Property and Equipment		$110,915	$144,631

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

Notes payable is comprised of the following:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	June 30,	December 31,
	2006	2005
Revolving lines of credit with financial institution	$-	$2,808
Cash advances from shareholder, unsecured	97,000	97,000
Convertible debenture payable to La Jolla Investment, LLC	253,500	278,500
Unsecured 10% notes payable to investors, in default	306,980	323,155
Unsecured 12% notes payable to investors, in default	40,000	240,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 24% notes payable to investors	-	40,000
Unsecured 12% convertible promissory notes payable	115,000	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	2,884,543	3,053,526
Less: Current portion	1,098,980	1,267,963
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit– As of December 31, 2005 the Company has unsecured, revolving credit notes with a financial institution totaling $2,808. Officers and shareholders of the Company guaranteed the credit notes payable. In July 2006, the Company entered into a $50,000 line of credit with a bank.  The line of credit bears interest at 9.75% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a director of the Company.  In July 2006, in conjunction with the issuance of the guarantee, the Company issued the director 500,000 shares of common stock valued at $8,500 or $0.017 per share, representing the closing market price on the date of issuance.

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

In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holders’ bankruptcy suit was dismissed and the Company was awarded damages through the relief of $248,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company. In conjunction with the settlement, the Company recognized a gain from termination of debt in the amount of $384,623 in the accompanying statement of operations in the second quarter of 2006.

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

Bridge Financing – In February 2006, the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”) as more fully described in Note 6. Pursuant to the Investment Banking Agreement, the Company received gross proceeds of $150,000 for the six months ended June 30, 2006 in the form of unsecured convertible notes.  These notes were convertible into the Company’s common stock at a price of $0.01 per share, representing the market price on the date of issuance. No beneficial conversion option was recognized on upon the issuance of these notes. During March 2006, the $75,000 received was converted in 7,500,000 shares of common stock and in April, 2006, the remaining $75,000 note was converted into 7,500,000 shares of the Company’s common stock.

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe. During June 2006, the Company received proceeds of $100,000 pursuant to the offering. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued in 2006 range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $307 of amortization was recorded for the six months ended June 30, 2006.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In 2007, the Company issued an additional $533,500 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 10,670,000 shares of common stock and warrants to purchase an additional 10,670,000 shares of common stock. The related beneficial conversion option was valued at $64,421. During the second quarter of 2007, a total of $107,500 of the above notes was repaid in cash.

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

The accrued settlement obligations include the following:

	June 30,	December 31,
	2006	2005

Complete Packaging, LLC d.b.a. Compax	$119,622	$144,622
David J. Stecher	36,000	28,325
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	54,564	54,564
Xerox	17,590	17,590
National Bulk	20,418	20,418
Downs and Parkinson	31,338	31,738
Total	$342,815	$360,540

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

David J. Stecher– During 2002, the Company entered into a promissory note in the amount of $18,070, bearing interest at 15% per annum, due on demand. During 2004 a suit was filed to collect the principal amount due including accrued interest. At December 31, 2005, the accrued settlement obligation was $28,325 including accrued interest. Subsequent to June 30, 2006, the Company paid $36,000 in full satisfaction of this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch   County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at June 30, 2006 and December 31, 2005. No resolution has been reached under the claims, which continue to be in litigation.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.

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

NOTE 7 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of the bridge financing of $150,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share. For professional services, the Company issued 2,500,000 shares valued at $45,000 or $0.018 per share, 1,277,000 shares valued at $30,648 or $0.024 per share and 500,000 shares valued at $5,000 or $0.01 per share representing the market prices on the date of issuance.

NOTE 8 - STOCK WARRANTS

During February, 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of June 30, 2006.  The values are being amortized to general and administrative expenses in the accompanying statement of operations over the lives of the respective agreements of 2 years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In March 2006, the Company issued a three year warrant to purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share to a consultant to the Company for marketing services.  The warrants were valued at $116,935 which was charged to marketing and selling expense in the accompanying statement of operations.

The estimated fair values of the above warrants were calculated using the Black-Scholes method and the following assumptions.

Closing price for the Company's common stock	$0.018 to $0.02
Estimated volatility	130% to 153%
Risk free interest rate	4.77%
Expected dividend rate	0%

The following summarizes the outstanding warrants as of June 30, 2006:

Exercise	Warrants	Weighted-Average Remaining Contractual Life	Number
Price	Outstanding	(Years)	Exercisable
$0.01	27,500,000	3.6	27,500,000
$0.20	2,912,500	1.0	2,912,500
$0.50	281,250	1.0	281,250
$0.35	1,456,250	1.0	1,456,250
	32,150,000		32,150,000

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2006 and through December 31, 2006, the Company issued additional shares of its common stock as follows:

The Company issued 9,460,350 shares issued as compensation to our chief executive officer valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer’s bonus, and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 3,000 shares valued at $300 to vendors in settlement of expenses and accrued liabilities.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and a five year warrant to purchase 5,000,000 shares of its common stock at an exercise price of $0.075 to Aspen Opportunity Fund in exchange for proceeds of $250,000.  The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock.  The shares issuable upon conversion and the shares underlying the warrants have certain registration rights and are required to file a registration statement no later than March 31, 2008.  Should the Company fail to file the registration statement by the required date, the registration rights agreement stipulates penalties of 1% of the purchase price per month as liquidated damages.  Should the Company be unable to have the registration statement declared effective within 120 days, the same penalty of 1% per month will be assessed.  The penalty is payable in either cash or stock at the option of the note holder.

On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $100,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The shares underlying the warrants have certain registration rights and the Company is required to file a registration statement no later than March 31, 2008.  Should the Company fail to file the registration statement by the required date, the registration rights agreement stipulates penalties of 1% of the purchase price per month as liquidated damages.  Should the Company be unable to have the registration statement declared effective within 120 days, a penalty of 1% per month of the total warrant exercise price of $300,000 will be assessed.

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

Results of Operations

Comparison results for the three months ended June 30, 2006

Revenues for the three months ended June 30, 2006 were $396,486 as compared to $110,299 for the three months ended June 30, 2005, an increase of $286,187. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the three months ended June 30, 2006 were $136,052 as compared to $148,372 for the three months ended June 30, 2005, a decrease of $12,320.  The decrease is primarily due to the amortization of our EPA licenses in the amount of $62,000 included in the three months ended June 30, 2005.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.  As a result there is no amortization amount for the three months ended June 30, 2006.  This decrease is partially offset by higher volumes of sales of product.

Marketing and selling expenses were $55,264 for the three months ended June 30, 2006 as compared to $94,847 for the three months ended June 30, 2005, a decrease of $39,583. The decrease is primarily due decreases in salaries paid in the three months ended June 30, 2006 partially offset by an increase in internet marketing during the quarter.

General and administrative expenses were $411,963 for the three months ended June 30, 2006 as compared to $414,354 for the three months ended June 30, 2005, a decrease of $2,391.  The change is due to decreased salary costs offset by increased professional fees for the three months ended June 30, 2006 when compared to the three months ended June 30,l 2005.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest and financing expense was $46,365 for the three months ended June 30, 2006 as compared to $52,140 for the three months ended June 30, 2005, a decrease of $5,775.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt. Gain from termination of debt was $437,243 for the three months ended June 30, 2006 as compared to $9,809 for the three months ended June 30, 2005, an increase of $427,434.  The increase is primarily due to the gain recognized during the quarter ended June 30, 2006 for the settlement of notes related to the attempted Chapter 7 receivership action for which no amount exists for the three months ended June 30, 2005.

Comparison results for the six months ended June 30, 2006

Revenues for the six months ended June 30, 2006 were $578,120 as compared to $225,112 for the six months ended June 30, 2005, an increase of $353,008. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the six months ended June 30, 2006 were $198,068 as compared to $271,094 for the six months ended June 30, 2005, a decrease of $73,026.  The decrease is primarily due to the amortization of our EPA licenses in the amount of $124,000 included in the six months ended June 30, 2005.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.  As a result there is no amortization amount for the six months ended June 30, 2006.  This decrease is partially offset by higher volumes of sales of product.

Marketing and selling expenses were $205,020 for the six months ended June 30, 2006 as compared to $169,944 for the six months ended June 30, 2005, an increase of $35,076. The increase is primarily due to the value of the warrant issued to a consultant in the amount of $116,935 and an increase in internet marketing partially offset by a decrease in marketing related salaries for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.

General and administrative expenses were $731,982 for the six months ended June 30, 2006 as compared to $914,109 for the six months ended June 30, 2005, a decrease of $182,127.  The change is due to decreased salary costs offset by increased professional fees for the six months ended June 30, 2006 when compared to the six months ended June 30, 2005.

Other income and expense is comprised of interest expense, gain from termination of debt and gain from sale of building. Interest and financing expense was $177,331 for the six months ended June 30, 2006 as compared to $217,056 for the six months ended June 30, 2005, a decrease of $39,725.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt. Included in interest expense for the six months ended June 30, 2006 is the value of the warrant issued in conjunction with the bridge financing in the amount of $76,410. Included in interest expense for the six months ended June 30, 2005 is the value of common stock issued for financing fees in the amount of $69,901. Gain from termination of debt was $478,470 for the six months ended June 30, 2006 as compared to $11,807 for the six months ended June 30, 2005, an increase of $466,663.  The increase is primarily due to the gain recognized during the six months ended June 30, 2006 for the settlement of notes related to the attempted Chapter 7 receivership action for which no amount exists for the six months ended June 30, 2005. The gain from sale of building in the six months ended June 30, 2005 was $73,731.  There is no comparable amount in the current period.

Liquidity and Capital Resources

Our cash and cash equivalents of $88,493 as of June 30, 2006 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2006.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s.  The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended June 30, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently we filed two of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

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

The Robinson Family, L.L.C.–   The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, we carried the note at $126,686. The Robinson Family LLC was party to a suit filed in Federal Bankruptcy Court seeking to force us into involuntary bankruptcy. During the fourth quarter of 2005, we entered into a settlement agreement with the Robinson Family LLC, where they forgave their note and interest; in return we released the Robinson Family LLC from any counter claims based on the involuntary bankruptcy suit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2006, we issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of bridge financing of $750,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 500,000 shares to a director as compensation for his guarantee of a line of credit for us valued at $8,500 or $0.017 per share. For professional services, we issued 2,500,000 shares valued at $45,000 or $0.018 per share, 1,277,000 shares valued at $30,648 or $0.024 per share and 500,000 shares valued at $5,000 or $0.01 per share representing the market prices on the date of issuance.

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