Form 10QSB
period 2006-09-30
DIATECT INTERNATIONAL CORP
filed 2007-12-17
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$41,076	$6,382
Trade accounts receivable, net of allowance for doubtful accounts of $24,333 and $24,300, respectively	60,125	17,031
Inventory	309,817	365,188
Prepaid expenses and other current assets	199,825	4,618
Total Current Assets	610,843	393,219
Property and Equipment, net of accumulated depreciation of $256,524 and $237,839, respectively	101,757	144,631
Intangible Assets - EPA Labels, net of accumulated amortization of $620,000 and $620,000, respectively	1,116,322	1,116,322
Total Assets	$1,828,922	$1,654,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$405,794	$59,090
Accrued liabilities	209,854	508,039
Checks drawn in excess of cash in bank	-	10,481
Accrued interest payable	663,065	646,064
Accrued settlement obligations	287,415	360,540
Current portion of notes payable, net of unamortized discount of $98,468 and $0, respectively	1,086,448	1,267,963
Total Current Liabilities	2,652,576	2,852,177
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 151,952,140 shares and 99,264,997 shares outstanding, respectively	22,989,013	21,836,822
Warrants outstanding	593,162	148,033
Accumulated deficit	(26,191,392)	(24,968,423)
Total Stockholders' Deficit	(2,609,217)	(2,983,568)
Total Liabilities and Stockholders' Deficit	$1,828,922	$1,654,172

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales	$275,517	$224,823	$853,637	$449,935
Cost of Goods Sold	64,913	80,915	263,781	352,009

Gross Profit	210,604	143,908	589,856	97,926

Expenses
Marketing and selling	107,586	56,881	312,606	226,825
General and administrative	1,148,877	123,611	1,880,859	1,036,349
Total Expenses	1,256,463	180,492	2,193,465	1,263,174

Loss from Operations	(1,045,859)	(36,584)	(1,603,609)	(1,165,248)

Other Income (Expense)
Interest expense	(58,999)	(58,875)	(236,330)	(275,931)
Gain from termination of debt	138,500	-	616,970	11,887
Gain from sale of building	-	-	-	72,360
Net Other Income (Expense)	79,501	(58,875)	380,640	(191,684)

Net Loss	(966,358)	(95,459)	(1,222,969)	(1,356,932)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Common Shares Outstanding	148,913,259	95,762,866	122,448,336	95,192,100

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,222,969)	$(1,356,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,317	34,283
Amortization of discount on notes payable	9,830	-
Amortization of loan costs and license	4,815	124,000
Gain from debt termination	(616,970)	(11,886)
Net loss (gain) on disposal of property and equipment	6,728	(79,194)
Issuance of stock for services	898,660	55,111
Issuance of warrants for services	307,682	-
Issuance of stock for financing costs	-	122,398
Changes in operating assets and liabilities:
Accounts receivable	(43,094)	(29,577)
Inventory	55,371	85,332
Prepaid expenses and other current assets	(4,076)	(3,000)
Accounts payable	357,161	195,438
Accrued liabilities	(246,022)	(156,854)
Accrued interest payable	139,909	187,236
Net Cash Used in Operating Activities	(311,658)	(833,645)
Cash Flows from Investing Activities
Payments to purchase property and equipment	(5,170)	(7,130)
Net Cash Used in Investing Activities	(5,170)	(7,130)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	655,628	453,389
Cash paid for loan costs	(58,500)	-
Principal payments on notes payable	(162,000)	(50,560)
Payments for accrued settlement obligations	(73,125)	(79,428)
Proceeds from issuance of common stock and warrants	-	170,000
Collection of receivable from shareholder	-	265,258
(Payments) proceeds from checks drawn in excess of cash in bank	(10,481)	6,818
Net Cash Provided by Financing Activities	351,522	765,477
Net Increase (Decrease) in Cash	34,694	(75,298)
Cash at Beginning of Year	6,382	85,260
Cash at End of Year	$41,076	$9,962

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$9,113	$46,802

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of notes payable into common stock	$150,000	$92,955
Mortgage note payable and accrued liabilities paid directly from the proceeds from the sale of land and building	-	900,000
Common stock issued for a receivable from shareholder	-	700,000
Receivable from shareholder offset against note payable, accrued interest and accrued liabilities	-	434,742
Forfeiture of unvested common shares upon concellation of consulting agreement	-	112,500

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

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2005 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended September 30, 2006 are not necessarily indicative of future results.

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

Business Condition – The Company generated revenue of $853,637 and incurred a loss from operations of $1,603,609 during the nine months ended September 30, 2006. At September 30, 2006, the Company had a total stockholders’ deficit of $2,609,217 and its current liabilities exceeded current assets by $2,041,733.

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

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At September 30, 2006, there were 8,200,000 potentially dilutive common shares related to convertible notes. At September 30, 2006 and 2005, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 32,150,000 and 4,650,000 shares of common stock, respectively that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

As of September 30, 2006 and December 31, 2005, the Company has no unvested options and did not grant any options to employees during the nine months ended September 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for those years, but may have a material impact if options are granted in the future.

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

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	September 30,	December 31,
	2006	2005
Raw materials	$296,168	$365,188
Finished goods	13,649	-
Total Inventory	$309,817	$365,188

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $41,317 and $34,283, respectively. The components of property and equipment are as follows:

	Estimated Useful Life in	September 30,	December 31,
	Years	2006	2005
Computer equipment	3 to 5	$81,239	$103,585
Office furniture and equipment	5	31,432	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		358,281	382,470
Less: Accumulated depreciation		(256,524)	(237,839)
Net Property and Equipment		$101,757	$144,631

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Notes payable is comprised of the following:

	September 30,	December 31,
	2006	2005
Revolving lines of credit with financial institution	$44,436	$2,808
Cash advances from shareholder, unsecured	97,000	97,000
Convertible debenture payable to La Jolla Investment, LLC	-	278,500
Unsecured 10% notes payable to investors, in default	306,980	323,155
Unsecured 12% notes payable to investors, in default	40,000	240,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 24% notes payable to investors	-	40,000
Unsecured 12% convertible promissory notes payable, net of discount of $98,468 and $0, respectively	311,532	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	2,872,011	3,053,526
Less: Current portion	1,086,448	1,267,963
Long-Term Notes Payable	$1,785,563	$1,785,563

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

Bridge Financing – In February 2006, the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”) as more fully described in Note 6. Pursuant to the Investment Banking Agreement, the Company received gross proceeds of $150,000 in the form of unsecured convertible notes.  These notes were convertible into the Company’s common stock at a price of $0.01 per share, representing the market price on the date of issuance. No beneficial conversion option was recognized on upon the issuance of these notes. During March 2006, the $75,000 received was converted in 7,500,000 shares of common stock and in April 2006, the remaining $75,000 note was converted into 7,500,000 shares of the Company’s common stock.

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe. Through September 30, 2006, the Company received proceeds of $410,000 pursuant to the offering. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued in 2006 range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $4,815 of amortization was recorded for the nine months ended September 30, 2006.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Based upon the market price of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option of $239,895. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method. The Company recognized $9,830 of interest expense related to the discount for the nine months ended September 30, 2006.

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

The accrued settlement obligations include the following:

	September 30,	December 31,
	2006	2005

Complete Packaging, LLC d.b.a. Compax	$94,622	$144,622
David J. Stecher	6,000	28,325
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	54,564	54,564
Xerox	17,590	17,590
National Bulk	20,418	20,418
Downs and Parkinson	30,938	31,738
Total	$287,415	$360,540

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

David J. Stecher– During 2002, the Company entered into a promissory note in the amount of $18,070, bearing interest at 15% per annum, due on demand. During 2004 a suit was filed to collect the principal amount due including accrued interest. At December 31, 2005, the accrued settlement obligation was $28,325 including accrued interest. During the quarter ended September 30, 2006, the Company [aid $30,000 under this obligations.  Subsequent to September 30, 2006, the Company paid an additional $6,000 in full satisfaction of this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch   County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at September 30, 2006 and December 31, 2005. No resolution has been reached under the claims, which continue to be in litigation.

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

NOTE 7 - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of bridge financing of $150,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 9,460,350 shares issued as compensation to our chief executive officer valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer bonus, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share, 2,500,000 shares for professional services valued at $45,000 or $0.018 per share and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 1,780,000 shares valued at $35,948 to vendors in settlement of expenses and accrued liabilities.  All prices were the market price as of the date of issuance.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - STOCK WARRANTS

During February, 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of September 30, 2006.  The values are being amortized to general and administrative expenses in the accompanying statement of operations over the lives of the respective agreements of 2 years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

In March, 2006 the Company issued three year warrants to purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share to a consultant to the Company for marketing services.  The warrants were valued at $116,935 which was charged to marketing and selling expense in the accompanying statement of operations.

The estimated fair values of the above warrants were calculated using the Black-Scholes method and the following assumptions.

Closing price for the Company's common stock	$0.018 to $0.02
Estimated volatility	130% to 153%
Risk free interest rate	4.77%
Expected dividend rate	0%

The following summarizes the outstanding warrants as of September 30, 2006:

Exercise	Warrants	Weighted-Average Remaining Contractual Life	Number
Price	Outstanding	(Years)	Exercisable
$0.01	27,500,000	3.3	27,500,000
$0.20	2,912,500	0.75	2,912,500
$0.50	281,250	0.75	281,250
$0.35	1,456,250	0.75	1,456,250
	32,150,000		32,150,000

NOTE 9 – SUBSEQUENT EVENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In April 2005, three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February, 2006 the Company filed a damage suit against those note holders.  In June, 2006 a settlement was reached whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $248,175 in notes payable and $121,681 of accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy supervision of the court and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006, we entered into a two year Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 we commenced a Convertible Promissory Note (“Convertible Note”) offering through Pointe.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements that we entered into are described in Note 6 to these financial statements. Through December 31, 2006, the Company received $795,000 pursuant to the Convertible Note offering.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended September 30, 2006

Revenues for the three months ended September 30, 2006 were $275,517 as compared to $224,823 for the three months ended September 30, 2005, an increase of $50,694. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the three months ended September 30, 2006 were $64,913 as compared to $80,915 for the three months ended September 30, 2005, a decrease of $16,002. Although sales of product were higher, costs did not increase proportionately as internet sales carry a higher margin as they are to the end user of the product and require no additional discounting for wholesale suppliers.

Marketing and selling expenses were $107,586 for the three months ended September 30, 2006 as compared to $56,881 for the three months ended September 30, 2005, an increase of $50,705. The increase is primarily due to an increase in internet marketing during the quarter.

General and administrative expenses were $1,148,877 for the three months ended September 30, 2006 as compared to $123,611 for the three months ended September 30, 2005, an increase of $1,025,266. Included in the amount for the three months ended September 30, 2006 are the value of stock issuances to our Chief Executive officer of $189,207 and issuances of common stock for professional fees in the aggregate amount of $550,306.  The remainder of the increase is due to increased professional and consulting fees and generally higher overhead levels.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $58,999 for the three months ended September 30, 2006 as compared to $58,875 for the three months ended September 30, 2005, an increase of $124. Included in interest expense for the three months ended September 30, 2006 is the amortization of the convertible promissory note recorded as interest expense in the amount of $9,830. The increase is due primarily to the decrease in debt due to settlements made of outstanding debt partially offset by higher debt levels from the private placement. Gain from termination of debt was $138,500 for the three months ended September 30, 2006 and is comprised of the settlement with La Jolla Cove Investors for which no amount exists for the three months ended September 30, 2005.

Comparison results for the nine months ended September 30, 2006

Revenues for the nine months ended September 30, 2006 were $853,637 as compared to $449,935 for the nine months ended September 30, 2005, an increase of $403,702. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the nine months ended September 30, 2006 were $263,781 as compared to $352,009 for the nine months ended September 30, 2005, a decrease of $88,228.  The decrease is primarily due to the amortization of our EPA licenses in the amount of $124,000 included in the nine months ended September 30, 2005.  In July, 2005 the Company determined that the lives of the EPA licenses were indefinite and therefore ceased amortization effective July 1, 2005.  As a result there is no amortization amount for the nine months ended September 30, 2006.  This decrease is partially offset by higher volumes of sales of product.

Marketing and selling expenses were $312,606 for the nine months ended September 30, 2006 as compared to $226,825 for the nine months ended September 30, 2005, an increase of $85,781. The increase is primarily due to the value of the warrant issued to a consultant in the amount of $116,935 and an increase in internet marketing partially offset by a decrease in marketing related salaries for the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005.

General and administrative expenses were $1,880,659 for the nine months ended September 30, 2006 as compared to $1,036,349 for the nine months ended September 30, 2005, an increase of $844,510.  The primary reason for the increases in the amount for the nine months ended September 30, 2006 are the value of common stock issuances to our Chief Executive officer of $189,207, issuances of common stock for professional fees in the aggregate amount of $630,954 and issuances of common stock for employee bonuses in the amount if $70,000 for which no prior year amounts exist.

Other income and expense is comprised of interest expense, gain from termination of debt and gain from sale of building. Interest expense was $236,330 for the nine months ended September 30, 2006 as compared to $275,931 for the nine months ended September 30, 2005, a decrease of $39,601.  The decrease is due primarily to the decrease in debt due to settlements made of outstanding debt. Included in interest expense for the nine months ended September 30, 2006 is the value of the warrant issued in conjunction with the bridge financing in the amount of $76,410 and the amortization of the convertible promissory note recorded as interest expense in the amount of $9,830. Included in interest expense for the nine months ended September 30, 2005 is the value of common stock issued for financing fees in the amount of $69,901. Gain from termination of debt was $616,970 for the nine months ended September 30, 2006 as compared to $11,887 for the nine months ended September 30, 2005, an increase of $605,083.  The increase is primarily due to the gain recognized during the nine months ended September 30, 2006 for the settlement of notes related to the attempted Chapter 7 receivership action and the gain recognized on the settlement with LaJolla Cove Investors for which no amounts exist for the nine months ended September 30, 2005. The gain from sale of building in the nine months ended September 30, 2005 was $72,360.  There is no comparable amount in the current period.

Liquidity and Capital Resources

Our cash and cash equivalents of $41,076 as of September 30, 2006 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

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

In May 2007 we entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $209,000 of the available credit.  Lease payments vary, but are based on the following terms 24 months 5.163%, 30 Months 4.338%, 36 month 2.793%.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2006.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2006, the Company issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of bridge financing of $150,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 9,460,350 shares valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer bonus, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share, 2,500,000 shares for professional services valued at $45,000 or $0.018 per share and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 1,780,000 shares valued at $35,948 to vendors in settlement of expenses and accrued liabilities.  All prices were the market price as of the date of issuance.

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