Form 10KSB
period 2006-12-31
DIATECT INTERNATIONAL CORP
filed 2007-12-19
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

For the fiscal year ended December 31, 2006 the issuer’s revenues were $1,031,608.

As of December 11, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and asked price of such stock on that date of $7,893,594, as reported on the Pink Sheets.

On December 11, 2007 there were 175,933,752 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents included by reference: None

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

PART I

ITEM 1.  Our Business

Diatect International Corporation (“Company”) was incorporated under the laws of the State of California in 1979 as San Diego Bancorp. In 1998 we changed our name to Diatect International Corporation. During 2002, we moved our administrative offices from Idaho and our manufacturing facilities from Kansas and consolidated our operations in Utah.   During 2005 three of our creditors filed suit in Federal Bankruptcy Court in an attempt to force the Company into Involuntary Chapter 7.  In February 2006 the Company filed a counter-suit for lost profits and other damages.  In June 2006 the company and the creditors entered into a settlement agreement.   See Part 1, Item 3 for additional information   about this suit   The Company was not and did not enter Chapter 7.

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

Obtaining EPA registrations and approval of our labels represents an essential asset of the Company and is the result of a lengthy and expensive process. During 2003 we reevaluated the estimated useful life of our EPA labels and determined that competitive business conditions and the continued introduction of new products into the marketplace has resulted in a shortening of their estimated useful life. Consequently, in 2003 we elected to amortize the approximate $1.7 million carrying value of the EPA labels over a 7-year period using the straight-line method.  During 2005 the useful life of the labels was reviewed for impairment in light of the growing concern with synthetic insecticides and it was concluded that the life of the labels would exceed 10 years.  Further it has been estimated by the American Crop Protection Society that replacing EPA labels in today’s environment would cost between $160 million and $250 million. Based on this analysis we concluded that the label should not be amortized further.  No impairment was required from our review in 2006.

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

In addition to trade shows, we use the internet to make the retail market aware of our products. We also employ customer representatives at our office in Utah who periodically contact our commercial customers.   We supply to our commercial customers sales literature, banners, booths, and other materials to encourage active promotion of our products. We produce substantially all of our sales and promotional material s at our offices in Utah.

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

Employees

As of December 31, 2006, the Company had 12 employees.

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

In March 2005, we sold this real estate for $900,000 and entered into a verbal leaseback arrangement that was not finalized. Consequently, no lease payments were made subsequent to the sale. During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to an entity (“Landlord”) that is affiliated with a former director of the Company. In conjunction with this sale, $117,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

We have insurance for the building and inventory for amounts which we believe are adequate.

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. We have not engaged in any mining operations and we do not anticipate undertaking mining operations in the near future. The mining claims are carried at no value.  Any future activities will be dependent on business and market conditions and resources available.

ITEM 3.  LEGAL PROCEEDINGS

Administrative Proceeding – U.S. Securities and Exchange Commission

One September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming us as a respondent.  This administrative proceeding has file no. 3-12843.

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s.  The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended March 31, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently, we filed six of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

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

La Jolla Cove Investors – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc. (“La Jolla Cove”), who at the time was the named as an underwriter for a planned public offering of the Company’s common stock. La Jolla Cove advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, La Jolla Cove filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor the convertible debenture agreement. La Jolla Cove claimed damages in the amount of $406,990 plus interest and penalties, which resulted in part from the $150,000 of advances to the Company in 2002 and $100,000 in 2003. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. During 2005, the Company made principal payments on the convertible debenture of $7,763. The adjusted carrying amount of the convertible debenture was $200,000 plus $78,500 of accrued interest at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $140,000 through July 2006 in full satisfaction of all amounts due under the convertible debenture and related interest and penalties and recognized a gain from termination of debt in the amount of $138,500 in the accompanying statement of operations for the year ended December 31, 2006.

David J. Stecher– During 2002, the Company entered into a demand promissory note in the amount of $18,070, bearing interest at 15% per annum. During 2004 a suit was filed to collect the principal amount and accrued interest. At December 31, 2005, we accrued a settlement obligation of $28,325. During 2006, we paid $36,000 to satisfy this obligation.

Litho-Flexo Graphics, Inc.– On May 23, 2003, we were named as defendant in a complaint filed by Litho-Flexo Graphics, Inc. in the Fourth District Court in and for Wasatch County, State of Utah. Litho-Flexo claimed a trade payable of $92,478. We contended that the packaging labels we received from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming damages in excess of $100,000 caused by the defective labels. We accrued a $72,625 settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, we paid $9,342 to Litho-Flexo, which decreased the accrued settlement obligation liability to $63,283 at December 31, 2006 and 2005.   We intend to defend the complaint and pursue our counterclaim.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the Pink Sheets under the symbol DTCT. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2006 and 2005. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2005
First Quarter (ended March 31, 2005)	$0.043	$0.090
Second Quarter (ended June 30, 2005)	0.015	0.090
Third Quarter (ended September 30, 2005)	0.009	0.023
Fourth Quarter (ended December 31, 2005)	0.006	0.030

Fiscal 2006
First Quarter (ended March 31, 2006)	$0.007	$0.034
Second Quarter (ended June 30, 2006)	0.015	0.028
Third Quarter (ended September 30, 2006)	0.023	0.070
Fourth Quarter (ended December 31, 2006)	0.030	0.056

We presently do not have any stock compensation plans.

As of December 31, 2006 there were 151,552,140 shares issued and outstanding and approximately 1,247 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2006 which were not registered under the Securities Act.  All issuances were of the Company’s no par common stock.

During 2006, we issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of bridge financing of $150,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 9,460,350 shares valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer bonus, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share, 2,500,000 shares for professional services valued at $45,000 or $0.018 per share and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 1,780,000 shares valued at $35,948 to vendors in settlement of expenses and accrued liabilities.

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

In June 2005 three note holders of the Company filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership and in February 2006 the Company filed a damage suit against those note holders.  In April 2006 a settlement was reach whereby the creditor suit was dismissed and the Company was awarded damages through the relief of $248,175 of notes payable and $121,681 of related accrued interest, the return to the Company of 207,275 shares of its common stock, which were cancelled, and the payment of $10,000. Accordingly, the Company was never under bankruptcy court supervision and the accompanying financial statements do not present any liabilities as subject to compromise.

In February 2006 the Company entered into a one year non exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements, we have entered into are described in Note 6 to these financial statements. Through December 31, 2006, we have received $795,000 pursuant to the Convertible Note offering.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations for the Fiscal Years ended December 31, 2006 and 2005

Results of Operations:

Revenue: We had revenue of $1,031,608 for the year ended December 31, 2006 compared to $507,573 for the year ended December 31, 2005.   Total revenue increased in 2006 by $524,035 primarily due to increases in web based retail sales and additional sales into the commercial agriculture market.

Cost ofrevenue:  Our cost of revenue was $408,244 for the year ended December 31, 2006 as compared to $435,346 for the year ended December 31, 2005.  The decrease of $27,102 is due in part to a decrease in amortization expense of $124,000 for the year ended December 31, 2006 compared to amortization expense of a year earlier. Subsequent to June 30, 2005, we determined that the EPA registrations had an indefinite life and we ceased amortization of the EPA registrations.  This is partially offset by increases in cost of revenues due to higher sales volume.

Marketing and SellingExpenses: Marketing and selling expenses were $443,204 for the year ended December 31, 2006, as compared to $328,003 for the year ended December 31, 2005.  The increase of $115,201 is primarily due to a non-cash charge representing the fair value of a warrant to purchase 7,000,000 shares of common stock at an exercise price of $0.01 per share with a fair value using the Black Scholes method of $116,935 issued to a marketing consultant for which there is no expense in the prior year. There were also increases in marketing based advertising offset by decreases in salaries during the year ended December 31, 2006.

General and AdministrativeExpenses: For the year ended December 31, 2006 general and administrative expenses were $2,360,688 as compared to $1,010,035 for the year ended December 31, 2005.  The increase of $ 1,350,653 is primarily due to the value of common stock issued to our Chief Executive officer of $189,207, common stock issued for professional fees in the aggregate amount of $630,954 and common stock issued for employee bonuses in the amount if $70,000 for which no prior year amounts exist.  In addition, there were increases in professional fees paid during 2006.

Other Income and Expense:  Other income and expense is comprised of interest expense, gain from the sale of the building and gain from termination of debt.   For the year ended December 31, 2006, interest expense was $340,643 as compared to $356,677 for the year ended December 31, 2005, a decrease of $16,034.  Included in the interest expense for the year ended December 31, 2006 is the value of a non-cash charge representing the fair value of a warrant to purchase 4,500,000 shares of common stock at an exercise price of $0.01 per share with a fair value using the Black Scholes method of $76,410 issued in conjunction with a bridge loan for which no comparable prior year expense exists. Also included in interest expense for the year ended December 31, 2006 is the amortization of loan discount in the amount of $48,801 for which no comparable prior year expense exists. Included in the prior year was a non-cash charge totaling $122,398 pursuant to common stock issued for interest and finance charges for which no comparable current year expense exists.

We had a gain from the sale of our building of $70,822 for the year ended December 31, 2005 for which no current year amount exists.

Gain from termination of debt was $734,030 for the year ended December 31, 2006 compared to $154,013 for the year ended December 31, 2005, an increase of $580,017. The increase is primarily due to settlements of debt related to the attempted Chapter 7 action against us resulting in gains of approximately $395,000 and gains from the settlement of LaJolla Cove of $138,500 and gain from the settlement of rent of $117,060 for which no prior year comparable amounts exist.

Liquidity and Capital Resources

Our cash and cash equivalents of $61,743 as of December 31, 2006 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

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

In September 2007, we entered into an accounts receivable line of credit agreement with Aspen Opportunity Fund LP, with a credit line of $500,000.  The company can draw advances against accounts receivable, in $100,000 increments as needed.

We believe that, with the proceeds of the Convertible Promissory Notes, the Master Lease Line, the accounts receivable credit line and our working capital that we will have sufficient resources for the next 12 months from the date of this report on Form 10-KSB.

Item 7.  Financial Statements

Our financial statements are set forth immediately following the signature page to this Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

NONE

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Mr. David Andrus, our Chief Executive Officer and Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at December 31, 2006. There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth as of December 31, 2006 the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/orOfficer Since
Dave H Andrus	41	Director	December 1997
		President	December 2004
		Chairman of the Board	December 2004

Michael O’Keefe	66	Director	April, 2006

Javvis O Jacobson	34	Director	March 2004

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

Michael O’Keefe is an executive with over 30 years of experience leading companies in the telecommunications, technology, optical, heavy equipment, and packaged goods sectors. He managed private companies as a COO and served as VP/CFO at major corporations, ranging in revenues from $1 million to over $13 billion. He held positions with foreign owned firms, served on boards, has manufacturing experience as well as turn around skill and worked with developmental and startup organizations. Mr. O’Keefe was a director from April 2006 to April 2007.

Frank Priestly and John L. Runft resigned from the board in April 2006.

Audit Committee Financial Expert

The entire Board of Directors serves as our Audit Committee.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2006 and 2005 by our principal executive officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Andrus Chief Executive Officer, Principal Executive Officer, Chief Financial Officer	2006 2005	$75,000 $75,000	- -	$189,207 -	- -	- -	- -	- -	$264,207 75,000

Narrative Disclosure to Summary Compensation Table

Employment Agreements

David Andrus signed an employment agreement effective December 1, 2004 for a term of two years at an annual salary of $150,000 per year, with a signing bonus of 3,000,000 shares of our restricted common stock.  The agreement includes provisions for reasonable allowances and a bonus based on 1% of gross sales receipts as determined on a quarterly basis.   Mr. Andrus received 50% of the salary and no bonus due to the Chapter 7 proceedings during 2006 and 2005. The employment agreement is presently expired and Mr. Andrus is being paid a salary of $90,000 per year. In 2006, Mr. Andrus was issued 9,460,350 shares of our common stock valued at $189,207 or $0.02 per share representing the closing price on the date of issuance.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

David Andrus Chief Executive Officer, Principal Executive Officer, Chief Financial Officer	--	--	--	--	--	--	--	--	--

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Andrus	-	-	-	-	-	-	-
Javvis O. Jacobson	-	-	-	-	-	-	-
Michael O’Keefe	-	$8,500	-	-	-	-	-

Mr. O’Keefe was issued 500,000 shares of common stock valued at $8,500 or $0.017 per share as compensation for providing his guarantee for our line of credit with a bank.  The price was based on the closing market price as of the date of issuance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock as of December 11, 2007, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officer; and
•	all of our executive officers and directors, as a group.

As of December 11, 2007, there were 175,413,205 shares of common stock issued and outstanding.

Name and Position of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Aspen Capital Partners	15,000,000	8.55%

David H Andrus, Director/President, Chairman of the Board	9,466,350	5.40%

Javvis Jacobson, Director	169,000	0.00%

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

Securities Authorized for Issuance Under Equity Compensations Plans

The Company does not have any Equity Compensation Plans.

Item 12.  Certain Relationships and Related Transactions

In February 2006, we entered into a one year Investment Banking Agreement with Pointe. The terms of the Investment Banking Agreement required that we pay $25,000 upon completion of $150,000 in bridge financing. The Company subsequently received $150,000 under the terms of a convertible promissory note that was arranged by Pointe and we made the $25,000 payment to Pointe. Additionally, we issued Pointe 8,000,000 warrants to purchase common stock at $0.01 per share for a period of 3 years. The warrants issued pursuant to this agreement were valued at $125,892. This amount was recorded as a prepaid expense and is being amortized over the one-year term of the agreement. We further agreed to pay Pointe a 7% commission and a 1% unaccountable expense allowance upon receipt of financing brought to us by Pointe, agreed to pay Pointe a fee equal to 5% of the value of the transaction as defined in the agreement in the event of a merger or acquisition of the Company.

In February 2006, we entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on our board of directors at that time for consulting services in a variety of areas relating to our financial, strategic and developmental growth. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that we issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, we issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.

During 2006, we issued 500,000 shares of our common stock valued at $8,500 to one of our directors as compensation for the guarantee provided to us of our line of credit with a bank.

During 2006, we issued 9,460,350 shares of common stock valued at $189,207 to our Chief Executive Officer as compensation pursuant to his employment agreement.

During the fourth quarter of 2006, the land and building where we maintain our offices and manufacturing facility was sold by a shareholder to Aspen Capital Management, LLC (“Landlord”) an entity that is affiliated with a one of our directors. In conjunction with this sale, $117,060 of unpaid rent was forgiven. Commencing on January 1, 2007, we entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

One of our Directors performed legal services for us during the fiscal year 2005 and charged us at his usual and customary rate. During 2005, 250,000 shares of common stock valued at market ($3,250) were issued in payment for these services.   During 2006 the Director resigned from the board, and because of a potential conflict his services have not been engaged.

At December 31, 2006 and 2005 we had total notes payable in the amounts of $ 3,370,479 and $3,053,526, respectively. Some of these notes are payable to our stockholders.

On March 9, 2005 we entered into a memorandum of understanding with Paul Morrell, Inc., d.b.a. The Event Source (“TES”). Under the terms of the memorandum of understanding, as subsequently modified, we agreed to purchase the business operations and the intangible assets of TES; however, TES withdrew from the transaction on June 6, 2005, with no further obligations or commitments to us.

On March 9, 2005, we sold our real property located in Heber City, Utah for $900,000 to Morrell & Associates, LLC, an entity in which Mr. Morrell is also a principal stockholder and the Chief Executive Officer. Furthermore, we issued 1,400,000 shares of our common stock as prepaid interest on the $402,000 Note.   At the time of the sale, we entered into a verbal lease agreement with the purchaser of the land and building to lease the land and building on a month-to-month basis for $10,000 per month.

During March 2005, we entered into a stock subscription agreement with Mr. Morrell (“Subscriber”) and issued 3,500,000 shares of common stock to the Subscriber for $700,000 receivable from the Subscriber. During March 2005, we also sold its real property, consisting of its manufacturing facilities located in Heber City, Utah to the Subscriber and in conjunction therewith entered into a note payable in the amount of $402,000 bearing interest at 10% per annum. Upon the sale of this real estate, we entered into a verbal rental agreement with the Subscriber whereby the Company would pay $10,000 per month rent for the real estate that was sold. In addition to the foregoing, the Company issued 1,500,000 shares of its common stock to the Subscriber in February 2005 for $150,000 and issued 1,577,034 shares to the Subscriber in March 2005 as financing fees, valued at $80,523, the market value of the Company’s common stock on the date of issuance.

During 2005, the Company collected $265,258 of the receivable from the Subscriber and in June 2005, the Comp any was informed by the Subscriber that the balance of the receivable would not be paid. The subscription agreement provided us with the right to offset any and all obligations that the Company may have to the Subscriber against the amount due from the Sub scriber. Upon notification that the balance of the subscription agreement would not be paid, the Company offset the $402,000 note payable to the Subscriber and related accrued interest of $9,802 against the unpaid balance of $434,742 receivable from the Subscriber. The remaining $22,940 was offset against the $10,000 per month rental payments. The Company has not made any payments since the inception of the verbal rental agreement expect for the amount offset.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following is a summary of the aggregate fees billed to us by Hansen, Barnett & Maxwell, P.C. for the fiscal years ended December 31, 2006 and 2005:

	Fiscal 2006	Fiscal 2005

Audit Fees	$—	$72,394
Audit Related Fees	—	1,550
Tax Fees	—	10,196
All Other Fees	—	—
TOTAL Fees	$—	$84,900

Pre-Approval Policies and Procedures:

Our Board of Directors reviews and approves audit and permissible non-audit services performed by our registered public accounting firm. In its review of non-audit service fees and in its appointment of a registered public accounting firm, our Board of Directors considered whether such services are compatible with maintaining the authorized independence, objectivity and impartial judgment on all issues encompassed within our public accountants ’ engagement . As part of their review, they have given due consideration to Rule 2-01 of Regulation S-X. All fees for audit and non-audit services that may be charged by our registered public accounting firm will be pre-approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: December 19, 2007

By:	/s/ David S. Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David S. Andrus	Director	December 19, 2007
David S. Andrus

/s/ Javvis O. Jacobsen	Director	December 19, 2007
Javvis O. Jacobsen

DIATECT INTERNATIONAL CORPORATION

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Diatect International Corporation

We have audited the balance sheets of Diatect International Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diatect International Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 18, 2007

DIATECT INTERNATIONAL CORPORATION
BALANCE SHEETS

December 31,	2006	2005
ASSETS
Current Assets
Cash	$61,743	$6,382
Trade accounts receivable, net of allowance for doubtful accounts of $25,397 and $24,300, respectively	26,502	17,031
Inventory	235,889	365,188
Prepaid expenses and other current assets	147,219	4,618
Total Current Assets	471,353	393,219
Property and Equipment, net of accumulated depreciation of $268,275 and $237,839, respectively	90,006	144,631
Intangible Assets - EPA Labels, net of accumulated amortization of $620,000 and $620,000, respectively	1,116,322	1,116,322
Total Assets	$1,677,681	$1,654,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$267,840	$59,090
Accrued liabilities	289,322	508,039
Checks drawn in excess of cash in bank	-	10,481
Accrued interest payable	723,545	646,064
Accrued settlement obligations	259,381	360,540
Current portion of notes payable, net of unamortized discount of $191,094 and $0, respectively	1,393,822	1,267,963
Total Current Liabilities	2,933,910	2,852,177
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 151,552,140 shares and 99,264,997 shares outstanding, respectively	23,120,610	21,836,822
Warrants outstanding	593,162	148,033
Accumulated deficit	(26,755,564)	(24,968,423)
Total Stockholders' Deficit	(3,041,792)	(2,983,568)
Total Liabilities and Stockholders' Deficit	$1,677,681	$1,654,172

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2006	2005

Sales	$1,031,608	$507,573
Cost of Goods Sold	408,244	435,346

Gross Profit	623,364	72,227

Expenses
Marketing and selling	443,204	328,003
General and administrative	2,360,688	1,010,035
Total Expenses	2,803,892	1,338,038

Loss from Operations	(2,180,528)	(1,265,811)

Other Income (Expense)
Interest expense	(340,643)	(356,677)
Gain from sale of building	-	70,822
Gain from termination of debt	734,030	154,013
Net Other Income (Expense)	393,387	(131,842)

Net Loss	(1,787,141)	(1,397,653)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted-Average Common Shares Outstanding	129,784,100	95,643,362

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Warrants	Accumulated	Total Stockholders'
	Shares	Amount	Outstanding	Deficit	Deficit
Balance, December 31, 2004	88,817,518	$20,784,858	$148,033	$(23,570,770)	$(2,637,879)
Issuance for cash	1,900,000	170,000	-	-	170,000
Issuance for services	4,147,222	79,111	-	-	79,111
Issuance for a receivable from shareholder	3,500,000	700,000	-	-	700,000
Issuance for financing costs	2,677,034	122,398	-	-	122,398
Settlement of accrued liabilities and conversion of notes payable	1,223,223	92,955	-	-	92,955
Forfeiture of unvested common shares upon cancellation of consulting agreement	(3,000,000)	(112,500)	-	-	(112,500)
Net loss for the year	-	-		(1,397,653)	(1,397,653)
Balance, December 31, 2005	99,264,997	21,836,822	148,033	(24,968,423)	(2,983,568)
Issuance for services	37,894,418	898,660	-	-	898,660
Issuance upon conversion of loan	15,000,000	150,000	-	-	150,000
Beneficial debt conversion feature	-	239,895	-	-	239,895
Warrants issued for services	-	-	445,129	-	445,129
Cancellation of stock	(607,275)	(4,767)	-	-	(4,767)
Net loss for the year	-	-	-	(1,787,141)	(1,787,141)
Balance, December 31, 2006	151,552,140	$23,120,610	$593,162	$(26,755,564)	$(3,041,792)

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,787,141)	$(1,397,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,068	59,035
Amortization of discount on notes payable	48,801	-
Amortization of loan costs and license	17,114	124,000
Gain from debt termination	(734,030)	(154,013)
Net loss (gain) on disposal of property and equipment	6,728	(68,212)
Issuance of stock for services	898,660	79,111
Issuance of warrants for services	354,762
Issuance of stock for finance charges and interest	-	122,398
Changes in operating assets and liabilities:
Accounts receivable	(9,471)	37,888
Inventory	129,299	96,723
Prepaid expenses and other current assets	(5,748)	32,882
Accounts payable	336,267	51,953
Accrued liabilities	(166,555)	(46,762)
Accrued interest payable	200,389	238,225
Net Cash Used in Operating Activities	(657,857)	(824,425)
Cash Flows from Investing Activities
Proceeds from disposal of property and equipment	-	(26,130)
Payments to purchase property and equipment	(5,170)	-
Net Cash Used in Investing Activities	(5,170)	(26,130)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	1,055,628	434,500
Cash paid for loan costs	(63,600)	-
Principal payments on notes payable	(162,000)	(50,560)
Payments for accrued settlement obligations	(101,159)	(58,002)
Proceeds from issuance of common stock and warrants	-	170,000
Collection of receivable from shareholder	-	265,258
(Payments) proceeds from checks drawn in excess of cash in bank	(10,481)	10,481
Net Cash Provided by Financing Activities	718,388	771,677
Net Increase (Decrease) in Cash	55,361	(78,878)
Cash at Beginning of Year	6,382	85,260
Cash at End of Year	$61,743	$6,382

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)

For the Years Ended December 31,	2006	2005
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$9,113	$1,000

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of notes payable into common stock	150,000	92,955
Mortgage note payable and accrued liabilities paid directly from the proceeds from the sale of land and building	-	900,000
Common stock issued for a receivable from shareholder	-	700,000
Receivable from shareholder offset against note payable, accrued interest and accrued liabilities	-	434,742
Forfeiture of unvested common shares upon cancellation of consulting agreement	-	112,500

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business– Diatect International Corporation (the “Company”) develops and markets non-toxic pesticide products. The Company is located in Heber, Utah and sells its products to both wholesale distributors and retail customers in the United States.

Use of Estimates – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates may also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Business Condition– The Company generated sales of $1,031,608 during the year ended December 31, 2006 compared to $507,573 during the year ended December 31, 2005, resulting in a gross profit of $623,364 and $72,227, respectively. For the years ended December 31, 2006 and 2005, the Company incurred net losses of $1,787,141 and $1,397,653, respectively, and used $657,857 and $824,425, respectively, of cash in its operating activities. At December 31, 2006, the Company had a stockholders’ deficit of $3,041,792 and its current liabilities exceeded current assets by $2,462,557.

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

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been arranged and are discussed further in Notes 4 and 11.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Credit Risk - The carrying amounts of trade accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company has not had any significant credit losses in the past and maintains allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimations.

Trade Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory– The Company’s current inventory consists primarily of raw materials and finished goods and is valued at the lower of cost or market, with cost being determined by the average cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition– The Company manufactures and sells non-toxic pesticides to retailers, agricultural concerns and directly to the public through a Company website. Revenue from the sale of its products when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are estimated and recognized as a reduction of revenue at the time of the sale.

Shipping and Handling Costs– Shipping and handling costs are billed to customers and are recorded as sales and the associated costs are included in cost of goods sold.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented.  At December 31, 2006 there were potentially dilutive common shares outstanding related to convertible promissory notes payable which are convertible into 15,900,000 shares of common stock and warrants to purchase 15,900,000 shares of common stock. At December 31, 2006 and 2005, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 32,150,000 and 4,650,000 shares of common stock, respectively. The potential common shares were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

Stock-Based Compensation Plans - Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

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

As of December 31, 2006 and 2005, the Company has no unvested options and did not grant any options to employees during the years ended December 31, 2006 and 2005. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for those years, but may have a material impact if options are granted in the future.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement. SAB 108 clarifies the staff’s view regarding the process of quantifying financial statement misstatements. More specifically, the staff noted that certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted. The staff believes this approach is not in the best interests of the users of the financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. Adoption of SAB 108 on December 31, 2006 did not have any effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	December 31,
	2006	2005
Raw materials	$202,291	$365,188
Finished goods	33,598	-
Total Inventory	$235,889	$365,188

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the years ended December 31, 2006 and 2005 was $53,068 and $59,035, respectively. The components of property and equipment are as follows:

	Estimated Useful Life in	December 31,
	Years	2006	2005
Computer equipment	3 to 5	$81,239	$103,585
Office furniture and equipment	5	31,432	33,275
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		358,281	382,470
Less: Accumulated depreciation		(268,275)	(237,839)
Net Property and Equipment		$90,006	$144,631

On March 9, 2005, the Company sold its land and building in Heber City, Utah to a shareholder of the Company. The land and building were sold for $900,000 and the proceeds from the sale were paid directly by the purchaser to satisfy the balance due under the related mortgage note payable. The sale of the land and building resulted in the recognition of a gain of $70,822. At the time of the sale, the Company entered into a verbal lease agreement with the purchaser of the land and building to lease the land and building on a month-to-month basis for $10,000 per month. The terms of the lease and changes thereto are further described in Note 6. The Company uses the building as its manufacturing and office facilities.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

Notes payable are comprised of the following:

December 31,	2006	2005
Revolving lines of credit with financial institution	$49,436	$2,808
Cash advances from shareholder, unsecured	97,000	97,000
Convertible debenture payable to La Jolla Investment, LLC	-	278,500
Unsecured 10% notes payable to investors, in default	306,980	323,155
Unsecured 12% notes payable to investors, in default	50,000	240,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 24% notes payable to investors	-	40,000
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $191,094 and $0, respectively	603,906	-
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	3,179,385	3,053,526
Less: Current portion	1,393,822	1,267,963
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit– As of December 31, 2005 the Company has unsecured, revolving credit notes with a financial institution totaling $2,808. Officers and shareholders of the Company guaranteed the credit notes payable. In July, 2006 the Company entered into a $50,000 line of credit with a bank.  The line of credit bears interest at 9.75% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a director of the Company.  In July 2006 in conjunction with the issuance of the guarantee, the Company issued the director 500,000 shares of common stock valued at $8,500 or $0.017 per share, representing the closing market price on the date of issuance.

Cash Advances from Shareholder– Prior to 2004, a shareholder advanced $97,000 of cash to the Company. The Company was obligated to issue 250,000 shares of common stock to the shareholder every six months as payment of interest on the cash advances. During 2005, the Company issued 750,000 shares of common stock to this shareholder in payment of the $37,500 of accrued interest on the advances through that date and the shareholder agreed to not require any further interest payments in common stock or otherwise. The cash advances are unsecured and have no stated maturity date.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

La Jolla Cove Investors – During December 2002, the Company entered into a convertible debenture agreement with La Jolla Cove Investors, Inc. (“La Jolla Cove”), who at the time was the named as an underwriter for a planned public offering of the Company’s common stock. La Jolla Cove advanced the Company $150,000 in 2002 and $100,000 in 2003, which advances were evidenced by a convertible debenture agreement that was to be repaid out of a portion of the proceeds from the public offering. On July 12, 2004, La Jolla Cove filed a complaint in the Superior Court of California, County of San Diego, naming the Company as the defendant. La Jolla Cove contended that the Company breached its contract with La Jolla Cove by failing to honor the convertible debenture agreement. La Jolla Cove claimed damages in the amount of $406,990 plus interest and penalties, which resulted in part from the $150,000 of advances to the Company in 2002 and $100,000 in 2003. The Company withdrew the registration statement for the public offering on November 18, 2004 and claimed that La Jolla Cove made unreasonable demands on the Company with respect to the registration statement. During 2005, the Company made principal payments on the convertible debenture of $7,763. The adjusted carrying amount of the convertible debenture was $278,500 at December 31, 2005.  In June 2006, the Company reached a settlement with La Jolla Cove under which the Company paid La Jolla Cove $140,000 through July 2006 in full satisfaction of all amounts due under the convertible debenture and related interest and penalties and recognized a gain from termination of debt in the amount of $138,500 in the accompanying statement of operations for the year ended December 31, 2006.

Bruce L. ShannonAttempted Bankruptcy Action– On February 28, 2005, Bruce L. Shannon, an individual doing business as K-Net, filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Mr. Shannon contended that a $200,000 note dated August 1, 2001 and bearing interest at 12% per annum was due on August 1, 2002. The Company contended that Mr. Shannon entered into a note extension with the Company and thereby delayed the payment due date of this note until May 1, 2005. The Company accrued a $200,000 12% note payable and $80,500 of accrued interest at December 31, 2005.

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

Unsecured 12% Notes Payable to Investors– The Robinson Family LLC filed suit in Fourth District Court in Wasatch County, State of Utah, to collect a $106,000 promissory note bearing interest at 12% per annum that was due on April 1, 2002. At December 31, 2004, the note was carried at $126,686. Subsequently, the Robinson Family LLC became a party to a suit filed in Federal Bankruptcy Court to force the Company into involuntary bankruptcy. During the fourth quarter of 2005, the Company entered into a settlement agreement with the Robinson Family LLC and a shareholder of the company, whereby the shareholder made a settlement payment to the Robinson Family LLC and the Company was released from any obligations.  The Company released the Robinson Family LLC from any damages resulting from the involuntary bankruptcy suit. The settlement resulted in the Company recognizing a $126,686 gain from termination of debt in the accompanying statement of operations for the year ended December 31, 2005.

Unsecured Notes Payable– The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 24% payable at different times. As additional consideration for certain loans, the Company issued common stock to the lenders. The shares of common stock issued to the lenders were valued at the market value of the common stock on the date issued and were recognized as interest expense on that date. During the year ended December 31, 2005 the Company issued 1,100,000 shares of common stock at prices ranging from $0.013 to $0.06 per share having a total market value of $ 41,875 that were recognized as interest expense upon issuance.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Bridge Financing – In February 2006 the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”) as more fully described in Note 6. Pursuant to the Investment Banking Agreement, the Company received gross proceeds of $150,000 in the form of unsecured convertible notes.  These notes were convertible into the Company’s common stock at a price of $0.01 per share, representing the market price on the date of issuance. No beneficial conversion option was recognized on upon the issuance of these notes. In March and April, 2006, the $150,000 notes were converted into an aggregate of 15,000,000 shares of the Company’s common stock.

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued in 2006 range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $17,114 of amortization was recorded for the year ended December 31, 2006.

Based upon the market price of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option of $239,895. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method and resulted in the recognition of $48,801 of interest expense during the year ended December 31, 2006.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2006	2005

Complete Packaging, LLC d.b.a. Compax	$69,622	$144,622
David J. Stecher	-	28,325
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	54,564	54,564
Xerox	17,590	17,590
National Bulk	20,418	20,418
Downs and Parkinson	33,904	31,738
Total	$259,381	$360,540

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

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2006 and 2005. No resolution has been reached under the claims, which continue to be in litigation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company had a verbal lease agreement for its current office and production facilities based in Heber, Utah with annual rent payments due of $120,000. The Company has not made any payments related to this agreement in fiscal 2006. During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to Aspen Capital Management, LLC (“Landlord”) an entity that is affiliated with a director of the Company. In conjunction with this sale, $117,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments over the next five years are as follows:

2007	$144,000
2008	144,000
2009	144,000
2010	144,000
2011	144,000

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

During 2006, the Company issued 15,000,000 shares of its common stock at a conversion price of $0.01 per share for the conversion of the bridge financing of $150,000, 2,500,000 shares for employee bonuses valued at $70,000 or $0.028 per share, 9,460,350 shares issued as compensation to our chief executive officer valued at $189,207 or $0.02 per share and 6,000,000 shares valued at $156,000 or $0.026 per share as officer bonus, 500,000 shares to a director as compensation for his guarantee of a line of credit of the Company valued at $8,500 or $0.017 per share, 2,500,000 shares for professional services valued at $45,000 or $0.018 per share and 15,154,068 shares for professional fees valued at $394,006 or $0.026 per share and 1,780,000 shares valued at $35,948 to vendors in settlement of expenses and accrued liabilities.  All prices were the market price as of the date of issuance.

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

During 2005, the Company issued 1,478,571 shares of its common stock to related parties consisting of 550,000 shares for director fees valued at $33,000, or $0.06 per share, 250,000 shares as an officer’s bonus valued at $12,500, or $0.05 per share, 428,571 shares for the settlement of $12,500 of accrued liabilities and $12,500 of notes payable, at $0.06 per share, and 250,000 shares for services valued at $3,250, or $0.01 per share. In addition, the Company issued 400,000 shares for $20,000 of cash, or $0.05 per share, 3,097,222 shares for $30,361 of consulting fees and employee bonuses valued at $0.01 per share, and 794,652 shares in settlement of $67,955 of accrued liabilities. The shares were valued at their market value on the date of issuance. As further discussed in Note 4, the Company issued 1,100,000 shares of common stock for $41,875 of financing costs.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In connection with the termination of a consulting agreement, a consultant returned 3,000,000 unvested shares of common stock to the Company on June 1, 2005. The 3,000,000 shares were issued in 2004 and were valued at $150,000, or $0.05 per share. The cancellation of the shares resulted in the reversal of the related $112,500 of prepaid consulting expense during 2005.

NOTE 8 - STOCK WARRANTS

Prior to December 31, 2005, the Company issued warrants to purchase 4,650,000 shares of common stock at prices ranging from $0.20 to $0.50 per share.

During February, 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of December 31, 2006.  The values are being amortized to general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006 over the lives of the respective agreements of 2 years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

In March, 2006 the Company issued three year warrants purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share a to a consultant to the Company for marketing services.  The warrant was valued at $116,935 and was charged to marketing and selling expense in the accompanying statement of operations for the year ended December 31, 2006.

The estimated fair values of the above warrants were calculated using the Black Scholes method and the following assumptions.

Closing price for the Company's common stock	$0.018 to $0.02
Estimated volatility	130% to 153%
Risk free interest rate	4.77%
Expected dividend rate	0%

The following summarizes the outstanding warrants as of December 31, 2006:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.01	27,500,000	3.1	27,500,000
$0.20	2,912,500	0.5	2,912,500
$0.50	281,250	0.5	281,250
$0.35	1,456,250	0.5	1,456,250
	32,150,000		32,150,000

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109. The tax effects of temporary differences and carry forwards which give rise to the deferred income tax assets as of December 31, 2006 and 2005 are as follows:

December 31,	2006	2005
Net Operating Loss Carryforwards:
Federal	$8,505,817	$7,854,968
State	1,316,690	1,215,939
Allowance for doubtful accounts	9,473	9,064
Total deferred income tax assets	9,831,980	9,079,971
Valuation allowance	(9,601,838)	(8,955,467)
Deferred income tax liability - intangible assets	(230,142)	(124,504)
Net Deferred Income Tax Assets	$-	$-

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

Years Ended December 31,	2006	2005
Federal tax benefit at statutory rate (34%)	$(607,628)	$(475,202)
State tax benefit, net of federal effect	(58,976)	(46,123)
Non-deductible and other items	20,233	(4,012)
Change in valuation allowance	646,371	525,337
Provision for Income Taxes	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In May 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the Company has drawn $205,600 of the available credit.  The amounts advanced bear interest at a rate of 21.5% and are payable in 36 equal installments of principal and interest.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The Company has agreements with three vendors to issue three year warrants to purchase of an aggregate of 4,500,000 shares of common stock at a price of $0.05 per share upon the achievement of certain performance milestones as defined in the respective agreements.  None of the contractually defined milestones have been achieved and no warrants have been issued pursuant to these agreements.

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
NOTES TO FINANCIAL STATEMENTS

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