Form 10QSB
period 2007-03-31
DIATECT INTERNATIONAL CORP
filed 2007-12-31
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of December 28, 2007 the issuer had 185,562,564 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$8,430	$61,743
Trade accounts receivable, net of allowance for doubtful accounts of $41,397 and $25,397, respectively	208,878	26,502
Inventory	247,598	235,889
Prepaid expenses and other current assets	97,248	147,219
Total Current Assets	562,154	471,353

Property and Equipment, net of accumulated depreciation of $268,151 and $268,275, respectively	84,867	90,006
Intangible Assets - EPA Labels	1,116,322	1,116,322
Total Assets	$1,763,343	$1,677,681

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$333,105	$267,840
Accrued liabilities	324,256	289,322
Accrued interest payable	788,546	723,545
Accrued settlement obligations	234,381	259,381
Current portion of notes payable, net of unamortized discount of $145,658 and $191,094, respectively	1,576,758	1,393,822
Total Current Liabilities	3,257,046	2,933,910
Long-Term Notes Payable, net of current portion	1,785,563	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 152,052,140 shares and 151,552,140 shares outstanding, respectively	23,168,492	23,120,610
Additional paid-in capital	593,162	593,162
Accumulated deficit	(27,040,920)	(26,755,564)
Total Stockholders' Deficit	(3,279,266)	(3,041,792)
Total Liabilities and Stockholders' Deficit	$1,763,343	$1,677,681

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Sales	$442,138	$181,634
Cost of Goods Sold	79,506	62,816

Gross Profit	362,632	118,818

Expenses
Marketing and selling	180,834	149,756
General and administrative	342,996	320,019
Total Expenses	523,830	469,775

Loss from Operations	(161,198)	(350,957)

Other Income (Expense)
Interest expense	(124,158)	(130,966)
Gain from termination of debt	-	41,227
Net Other Expense	(124,158)	(89,739)

Net Loss	$(285,356)	$(440,696)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	151,874,405	101,181,707

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(285,356)	$(440,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,007	14,268
Amortization of loan discount	58,318	-
Amortization of loan costs	15,682	-
Gain from debt termination	-	(41,227)
Net loss (gain) on disposal of property and equipment	-	372
Issuance of stock for services	20,000	45,000
Issuance of warrants for services	33,973	213,522
Changes in operating assets and liabilities:
Accounts receivable	(182,377)	(34,983)
Inventory	(11,709)	17,300
Prepaid expenses and other current assets	316	2,766
Accounts payable	65,265	403,106
Accrued liabilities	39,936	(331,189)
Accrued interest payable	65,001	48,876
Net Cash Used in Operating Activities	(172,944)	(102,885)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,869)	-

Net Cash Used in Investing Activities	(2,869)	-

Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	147,500	117,114
Principal payments on notes payable	-	-
Accrued settlement obligations	(25,000)	3,837
Payments on checks drawn in excess of cash in bank		(10,481)
Net Cash Provided by Financing Activities	122,500	110,470
Net Increase (Decrease) in Cash	(53,313)	7,585
Cash at Beginning of Year	61,743	61,743
Cash at End of Year	$8,430	$69,328

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,196	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Settlement of accrued liabilities with and conversion of notes payable into common stock	$-	$75,000

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

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2007 are not necessarily indicative of future results.

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

Business Condition – The Company generated sales of $442,138 and incurred a net loss from operations of $161,198 during the three months ended March 31, 2007. At March 31, 2007 the Company had a total stockholders’ deficit of $3,279,266 and its current liabilities exceeded current assets by $2,694,892.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At March 31, 2007 there were potentially dilutive common shares outstanding related to convertible promissory notes payable which are convertible into 18,850,000 shares of common stock and warrants to purchase 18,850,000 shares of common stock. At March 31, 2007 and 2006, there were potentially dilutive common shares outstanding relating to outstanding warrants to purchase 32,150,000 and 32,150,000 shares of common stock, respectively that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. For the periods ended March 31, 2007 and 2006, there were no stock-based awards.  For future stock awards, the Company intends to estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

As of March 31, 2007 and December 31, 2006, the Company has no unvested options and did not grant any options to employees during the three months ended March 31, 2007.

Recently Enacted Accounting Standards– In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).
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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	March 31	December 31,
	2007	2006
Raw materials	$214,261	$202,291
Finished goods	33,337	33,598
Total Inventory	$247,598	$235,889

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the three months ended March 31, 2007 and 2006 was $8,007 and $14,268, respectively. The components of property and equipment are as follows:

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2007	2006
Computer equipment	3 to 5	$75,976	$81,329
Office furniture and equipment	5	31,432	31,432
Manufacturing equipment	5 to 10	245,610	245,610
Total Property and Equipment		353,018	358,371
Less: Accumulated depreciation		(268,151)	(268,275)
Net Property and Equipment		$84,867	$90,096

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the state of Oregon. The Company has not engaged in any mining operations but may do so when it is deemed economically feasible. The mining claims are carried at no cost.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable is comprised of the following:

	March 31,	December 31,
	2007	2006
Revolving line of credit with financial institution	$49,436	$49,436
Cash advances from shareholder, unsecured	97,000	97,000
Unsecured 10% notes payable to investors, in default	306,980	306,980
Unsecured 12% notes payable to investors, in default	40,000	50,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $145,648 and $191,094, respectively	796,842	603,906
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	3,362,321	3,179,385
Less: Current portion	1,576,758	1,393,822
Long-Term Notes Payable	$1,785,563	$1,785,563

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,436. The line of credit bears interest at 9.75% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Cash Advances from Shareholder – A shareholder advanced $97,000 of cash to the Company. The cash advances are unsecured and have no stated maturity date.

Unsecured Notes Payable– The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% payable at different times.

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes. During the three months ended March 31, 2007, the Company issued an additional $147,500 of convertible promissory notes.  Based upon the market price of the Company’s common stock on the dates the notes were issued during the three months ended March 31, 2007, the investors received a beneficial conversion option of $27,882. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.  A total of $58,318 and $0 was recognized as interest expense during the three months ended March 31, 2007 and 2006 for all notes issued pursuant to the private placement.

The convertible promissory notes bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 18,850,000 shares of common stock and warrants to purchase an additional 18,850,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 in 2006 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $15,682 and $0 of amortization was recorded for the three months ended March 31, 2007 and 2006, respectively.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Subsequent to March 31, 2007, the Company issued an additional $386,000 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 7,720,000 shares of common stock and warrants to purchase an additional 7,720,000 shares of common stock. The related beneficial conversion option was valued at $36,539. During the second quarter of 2007, a total of $107,500 of the above notes was repaid in cash.

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

The accrued settlement obligations include the following:

	March 31,	December 31,
	2007	2006

Complete Packaging, LLC d.b.a. Compax	$44,622	$69,622
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	54,564	54,564
Xerox	17,590	17,590
National Bulk	20,418	20,418
Downs and Parkinson	33,904	33,904
Total	$234,381	$259,381

Complete Packaging, LLC d.b.a. Compax– On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third   District   Court   of   Salt   Lake   County, State of Utah, naming the Company as the defendant. Compax contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $323,892, which   amount continued to accrue interest from November 30, 2004. The complaint concluded in Compax obtaining a judgment against the Company. During 2005, the Company entered into a settlement agreement with Compax that required the Company to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. As a result, the Company accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 in total satisfaction of the Company’s obligation. The Company paid $75,000 of this obligation during 2006 and $25,000 during the three months ended March 31, 2007.  The remaining amount was paid at prescribed intervals with the final payment made on September 1, 2007, which resulted in the Company being released from the judgment.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch   County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at March 31, 2007 and December 31, 2006. No resolution has been reached under the claims, which continue to be in litigation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 1, 2007, the Company entered into a five year lease for their manufacturing and office building facilities located in Heber, Utah with Aspen Capital Management, LLC, an entity that is affiliated with a one of our directors, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

In February 2006, the Company entered into a one year Investment Banking Agreement with Pointe. The Company issued Pointe 8,000,000 warrants to purchase common stock at $0.01 per share for a period of 3 years. The warrants issued pursuant to this agreement were valued at $125,892. This amount was recorded as a prepaid expense and is being amortized over the one-year term of the agreement. The Company further agreed to pay Pointe a 7% commission and a 1% unaccountable expense allowance upon receipt of financing brought to the Company by Pointe, agreed to pay Pointe a fee equal to 5% of the value of the transaction as defined in the agreement in the event of a merger or acquisition of the Company.  This agreement expired in February, 2007.

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.  The fair value of the warrants of $127,357 will be recorded in the second quarter of 2007 as general and administrative expense and was computed using the Black-Scholes method with the following assumptions.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Closing price for the Company's common stock	$0.03
Estimated volatility	135%
Risk free interest rate	4.56%
Expected dividend rate	-

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any significant pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 7 - COMMON STOCK

During the three months ended March 31, 2007, the Company issued 500,000 shares valued at $20,000 or $0.04 per share to an employee as compensation. The value represents the market price of the Company’s common stock on the date of issuance.

NOTE 8 - STOCK WARRANTS

In May 2004, the Company issued three year warrants to purchase 4,650,000 shares of common stock at prices ranging from $0.20 to $0.50 per share.

During February 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of March 31, 2007.  The values are being amortized to General and administrative expenses in the accompanying statement of operations over the lives of the respective agreements of 2 years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

In March 2006, the Company issued three year warrants to purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share a to a consultant to the Company for marketing services.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following summarizes the outstanding warrants as of March 31, 2007:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	27,500,000	2.85	27,500,000
$0.20	2,912,500	0.25	2,912,500
$0.50	281,250	0.25	281,250
$0.35	1,456,250	0.25	1,456,250
	32,150,000		32,150,000

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company issued 250,000 shares of common stock as compensation to an employee valued at $7,500 or $0.03 per shares, 100,000 shares of common stock as compensation to an employee valued at $4,500 or $0.045 per share and 250,000 shares to a vendor for services valued at $11,250 or $0.045 per share.  All prices represent the closing market price on the date of issuance.

During the second quarter of 2007, Aspen Capital Management, LLC exercised certain warrants to purchase 7,500,000 shares of common stock with an exercise price of $0.01 per share resulting in proceeds of $75,000 to the Company.

Through December 20, 2007, an aggregate of $1,146,000 of the convertible promissory notes plus $124,523 of accrued interest have been converted at the conversion price of $0.05 per share into an aggregate of 25,410,424 shares of common stock. In addition, the Company issued an aggregate of 22,920,000 three year warrants to purchase the Company’s common stock at an exercise price of $0.075 per share.

In May 2007, the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $205,600 of the available credit.

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and a five year warrant to purchase 5,000,000 shares of its common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000.  The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock.  Based upon the market price of the Company’s common stock on the dates the note was issued, the investor received a beneficial conversion option of $154,396. The beneficial conversion option was computed as the difference between the fair value of the shares issuable upon conversion and the allocated proceeds of the common stock issuable upon conversion of the promissory notes plus the allocated fair value of the warrant issued. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.

The estimated fair value of the warrant of $102,398 was calculated using the Black Scholes method and the following assumptions.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Closing price for the Company's common stock	$0.04
Estimated volatility	135%
Risk free interest rate	4.56%
Expected dividend rate	-

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

On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and will be recorded during the third quarter as prepaid expenses and other assets and amortized over the life of the loan.

The estimated fair value of the above warrant was calculated using the Black Scholes method and the following assumptions.

Closing price for the Company's common stock	$0.05
Estimated volatility	135%
Risk free interest rate	4.35%
Expected dividend rate	-

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

In October, 2007 the Company issued three year warrants to purchase 1,000,000 shares of its common stock to a vendor at an exercise price of $0.05 for services. The estimated fair value of the warrant of $40,614 will be charged to general and administrative expenses during the fourth quarter of 2007 and was calculated using the Black Scholes method and the following assumptions.

Closing price for the Company's common stock	$0.05
Estimated volatility	130%
Risk free interest rate	4.36%
Expected dividend rate	-

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s. The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended March 31, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently we filed seven of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

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

Results of Operations

Comparison results for the three months ended March 31, 2007

Revenues for the three months ended March 31, 2007 were $442,138 as compared to $181,634 for the three months ended March 31, 2006, an increase of $260,504. The increase is primarily due to increases in internet based sales and additional sales in the agricultural market.

Cost of revenues for the three months ended March 31, 2007 were $79,506 as compared to $62,816 for the three months ended March 31, 2006, a decrease of $16,690.  The Company was able to negotiate reduced pricing with a vendor for certain key materials used in the production of their products and as a result their cost to manufacture the product has decreased.

Marketing and selling expenses were $180,834 for the three months ended March 31, 2007 as compared to $149,756 for the three months ended March 31, 2006, an increase of $31,078. The increase is primarily due to increased salaries and web based marketing expenses for the three months ended March 31, 2006 partially offset by the value of the warrant issued during the three months ended March 31, 2006 to a consultant in the amount of $116,935 for which no current period comparable amount exists.

General and administrative expenses were $342,996 for the three months ended March 31, 2007 as compared to $320,019 for the three months ended March 31, 2006, a decrease of $22,977.  The decrease is primarily due to decreases in professional fees.

Other income and expense is comprised of interest expense and gain from termination of debt.  Interest expense was $124,158 for the three months ended March 31, 2007 as compared to $130,966 for the three months ended March 31, 2006, a decrease of $6,808.  Included in interest expense for the three months ended March 31, 2007 is the amortization of debt discount in the amount of $58,318.  Included in interest expense for the three months ended March 31, 2006 is the value of the warrant issued in conjunction with the offering in the amount of $76,410.  The remaining increase in the three months ended March 31, 2007 is due to higher levels of debt due to the private placement.  The gain from termination of debt in the three months ended March 31, 2006 was $41,227.  There is no comparable amount in the current period.

Liquidity and Capital Resources

Our cash and cash equivalents of $8,430 as of March 31, 2007 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

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

During 2007, we continued the Convertible Promissory Note private placement offering, and have received gross proceeds in 2007 of an additional $533,500. We have repaid an aggregate of $107,500 of the Convertible Promissory Notes issued in 2006 and 2007.  Through December 20, 2007, an aggregate of $1,146,000 of the convertible promissory notes plus $124,523 of accrued interest have been converted at the conversion price of $0.05 per share into an aggregate of 25,410,424 shares of common stock. In addition, we issued an aggregate of 22,920,000 three year warrants to purchase our common stock at an exercise price of $0.075 per share.

In May 2007 we entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $205,600 of the available credit.

During the second quarter of 2007, the Company received proceeds of $75,000 pursuant to the exercise of outstanding warrants with an exercise price of $0.01 per share.

In July 2007, we issued a 12% convertible promissory note for $250,000 and a five year warrant to purchase 5,000,000 shares of its common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP for proceeds of $250,000.  The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock.

In September 2007, we entered into an accounts receivable line of credit agreement with Aspen Opportunity Fund LP, with a credit line of $500,000.  The company can draw advances against accounts receivable, in $5,000 increments as needed.

We believe that, with the proceeds of the Convertible Promissory Notes, the Master Lease Line, the accounts receivable credit line, proceeds from the exercise of warrants and our working capital that we will have sufficient resources for the next 12 months from the date of this report on Form 10-QSB.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2007.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 12(j) empowers the Commission to revoke a company’s registration under the 1934 Act for not filing the required periodic reports such as Form 10-QSB’s and Form 10-KSB’s.  The order states that we have not filed periodic reports since we filed a report on Form 10-QSB for the period ended March 31, 2005.  The order also set a hearing date which has since been postponed.  We answered the allegations of the Order.  On November 1, 2007, Administrative Law Judge Kelly allowed the parties to proceed by summary disposition.  Recently we filed seven of the delinquent reports and we intend to file the other delinquent reports with dispatch.  Our plan is to file the most delinquent reports first.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 500,000 share of common stock at a price of $0.04 per share valued at $20,000 as compensation to a vendor.

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

Dated: December 31, 2007

By:	/s/ David Andrus
David S. Andrus
Principal Executive Officer
Principal Financial Officer