Form 10QSB
period 2007-06-30
DIATECT INTERNATIONAL CORP
filed 2007-12-31
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$26,315	$61,743
Trade accounts receivable, net of allowance for doubtful accounts of $41,397 and $25,397, respectively	80,344	26,502
Inventory	313,114	235,889
Prepaid expenses and other current assets	65,955	147,219
Total Current Assets	485,728	471,353

Property and Equipment, net of accumulated depreciation of $117,775 and $268,275, respectively	208,274	90,006
Intangible Assets - EPA Labels	1,116,322	1,116,322
Total Assets	$1,810,324	$1,677,681

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$146,638	$267,840
Accrued liabilities	269,055	289,322
Accrued interest payable	857,951	723,545
Accrued settlement obligations	131,399	259,381
Deferred gain on sale and leaseback of assets	104,947	-
Current portion of notes payable, net of unamortized discount of $77,074 and $191,094, respectively	1,744,374	1,393,822
Capital lease obligations	43,215	-
Total Current Liabilities	3,297,579	2,933,910
Long-Term Liabilities
Notes payable, net of current portion	1,785,563	1,785,563
Capital lease obligations, net of current portion	113,582	-
Total Long-Term Liabilities	1,899,145	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 159,802,140 shares and 151,552,140 shares outstanding, respectively	23,517,049	23,120,610
Additional paid-in capital	454,462	593,162
Accumulated deficit	(27,357,911)	(26,755,564)
Total Stockholders' Deficit	(3,386,400)	(3,041,792)
Total Liabilities and Stockholders' Deficit	$1,810,324	$1,677,681

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$418,203	$396,486	$860,341	$578,120
Cost of Goods Sold	100,561	136,052	180,067	198,868

Gross Profit	317,642	260,434	680,274	379,252

Expenses
Marketing and selling	211,943	55,264	392,777	205,020
General and administrative	422,528	411,963	765,524	731,982
Total Expenses	634,471	467,227	1,158,301	937,002

Loss from Operations	(316,829)	(206,793)	(478,027)	(557,750)

Other Income (Expense)
Interest expense	(163,882)	(46,365)	(288,040)	(177,331)
Gain from termination of debt	163,720	437,243	163,720	478,470
Net Other Income (Expense)	(162)	390,878	(124,320)	301,139

Net Income (Loss)	(316,991)	184,085	(602,347)	(256,611)

Basic and Diluted Loss Per Share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-Average Common Shares Outstanding	156,282,952	116,725,520	154,090,857	108,996,552

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(602,347)	$(256,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,626	28,399
Amortization of discount on notes payable	141,902	702
Amortization of loan costs	31,232	307
Gain from debt termination	(163,720)	(478,480)
Net loss (gain) on disposal of property and equipment	(3,901)	5,317
Issuance of stock for services	27,500	159,148
Issuance of warrants for services	177,023	260,602
Changes in operating assets and liabilities:
Accounts receivable	(53,842)	(55,023)
Inventory	(77,225)	71,449
Prepaid expenses and other current assets	366	(6,869)
Accounts payable	(17,465)	364,974
Accrued liabilities	(30,267)	(303,362)
Accrued interest payable	134,406	91,274
Net Cash Used in Operating Activities	(415,712)	(118,173)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	(30,045)	-
Proceeds from sale of property and equipment	160,000	-
Net Cash Used in Investing Activities	129,955	-
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	358,500	319,000
Proceeds from exercise of warrants	75,000	-
Cash paid for loan costs	-	(40,000)
Principal payments on notes payable	(111,968)	(49,808)
Principal payments on lease obligation	(3,203)	-
Payments for accrued settlement obligations	(68,000)	(17,725)
Payments on checks drawn in excess of cash in bank	-	(10,481)
Net Cash Provided by Financing Activities	250,329	200,986
Net Increase (Decrease) in Cash	(35,428)	82,813
Cash at Beginning of Year	61,743	6,382
Cash at End of Period	$26,315	$89,195

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,644	$9,113

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of notes payable into common stock	-	150,000

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

Basis of Presentation– The unaudited financial statements included in this Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Act of 1934, as amended. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2006 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2007 are not necessarily indicative of future results.

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

Business Condition – The Company generated sales of $860,341 and incurred a net loss from operations of $478,028 during the six months ended June 30, 2007. At June 30, 2007 the Company had a total stockholders’ deficit of $3,386,400 and its current liabilities exceeded current assets by $2,811,851.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been negotiated and are discussed further in Notes 4, 6 and 9.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Property and Equipment – Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Useful lives for equipment range from 3 to 10 years. Equipment under capital leases is amortized over the shorter of the estimated useful lives of the equipment or the lease term.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At June 30, 2007 there were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

	June 30,	June 30,
	2007	2006

Outstanding warrants	25,000,000	32,150,000
Convertible promissory notes convertible into:
Common stock	20,920,000	2,000,000
Warrants	20,920,000	2,000,000

Total potentially dilutive common shares	66,840,000	36,150,000

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. For the periods ended June 30, 2007 and 2006, there were no stock-based awards.  For future stock awards, the Company intends to estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

As of June 30, 2007 and December 31, 2006, the Company has no unvested options and did not grant any options to employees during the six months ended June 30, 2007.

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

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$279,777	$202,291
Finished goods	33,337	33,598
Total Inventory	$313,114	$235,889

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the six months ended June 30, 2007 and 2006 was $20,626 and $28,399, respectively. The components of property and equipment are as follows:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2007	2006
Computer equipment	3 to 5	$80,859	$81,329
Office furniture and equipment	5	45,620	31,432
Manufacturing equipment	3 to 10	199,570	245,610
Total Property and Equipment		326,049	358,371
Less: Accumulated depreciation		(117,775)	(268,275)
Net Property and Equipment		$208,274	$90,096

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the state of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

Notes payable is comprised of the following:

	June 30,	December 31,
	2007	2006
Revolving line of credit with financial institution	$49,436	$49,436
Cash advances from shareholder, unsecured	97,000	97,000
Unsecured 10% notes payable to investors, in default	302,512	306,980
Unsecured 12% notes payable to investors, in default	40,000	50,000
Unsecured 15% notes payable to investors, in default	286,500	286,500
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $77,074 and $191,094, respectively	968,926	603,906
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	3,529,937	3,179,385
Less: Current portion	1,744,374	1,393,822
Long-Term Notes Payable	$1,785,563	$1,785,563

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes. From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes. During the six months ended June 30, 2007, the Company issued an additional $358,500 of convertible promissory notes.  Based upon the market price of the Company’s common stock on the dates the notes were issued during the six months ended June 30, 2007, the investors received a beneficial conversion option of $27,882. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.  A total of $141,902 and $702 was recognized as interest expense during the six months ended June 30, 2007 and 2006 for all notes issued pursuant to the private placement.

The convertible promissory notes bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes issued range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 20,920,000 shares of common stock and warrants to purchase an additional 20,920,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 in 2006 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $31,232 and $307 of amortization was recorded for the six months ended June 30, 2007 and 2006, respectively.

Subsequent to June 30, 2007, the Company issued an additional $175,000 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 3,500,000 shares of common stock and warrants to purchase an additional 3,500,000 shares of common stock. The related beneficial conversion option was valued at $36,539. During the second quarter of 2007, a total of $107,500 of the above notes was repaid in cash.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accrued settlement obligations include the following:

	June 30,	December 31,
	2007	2006

Complete Packaging, LLC d.b.a. Compax	$19,622	$69,622
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	-	54,564
Xerox	17,590	17,590
National Bulk	-	20,418
Downs and Parkinson	30,904	33,904
Total	$131,399	$259,381

Complete Packaging, LLC d.b.a. Compax– On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third   District   Court   of   Salt   Lake   County, State of Utah, naming the Company as the defendant. Compax contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $323,892, which   amount continued to accrue interest from November 30, 2004. The complaint concluded in Compax obtaining a judgment against the Company. During 2005, the Company entered into a settlement agreement with Compax that required the Company to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. As a result, the Company accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 in total satisfaction of the Company’s obligation. The Company paid $75,000 of this obligation during 2006 and $50,000 during the six months ended June 30, 2007.  The remaining amount was paid on September 1, 2007, which resulted in the Company being released from the judgment.

Litho-Flexo Graphics, Inc.– On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch   County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at June 30, 2007 and December 31, 2006. No resolution has been reached under the claims, which continue to be in litigation.

Williams and Webster – The Company reached a settlement on May 24, 2007 resulting in no amount being due from the Company and recognized a gain from termination of debt of $54,564 in the accompanying statement of operations.

National Bulk – On May 4, 2007 the Company negotiated a settlement for all amounts due, paid $15,000 and recognized a gain from termination of debt of $5,418 in the accompanying statement of operations.

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

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.  The fair value of the warrants of $127,357 was recorded in the second quarter of 2007 as general and administrative expense and was computed using the Black-Scholes method with the following assumptions.

Closing price for the Company's common stock	$0.03
Estimated volatility	135%
Risk free interest rate	4.56%
Expected dividend rate	-

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the six months ended June 30, 2007, the Company recognized $3,901 of this gain. In connection with entering into the lease for the equipment, the Company recognized a $160,000 capital lease obligation which bears interest at a rate of 21.5% and requires payments of principal and interest of $6,069 per month over the 36-month term of the lease. The $160,000 of assets acquired under the capital lease obligation are being depreciated over the three-year term of the lease. The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of June 30, 2007:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Years ending December 31:
2007	$36,413
2008	72,826
2009	72,826
2010	30,344
Total minimum lease payments	212,408
Less: Amount representing interest	(55,611)
Present value of minimum lease payments	156,797
Less: Current portion	(43,215)
Capital lease obligations, long-term	$113,582

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any significant pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 7 - COMMON STOCK

During the six months ended June 30, 2007, the Company issued 500,000 shares valued at $20,000 or $0.04 per share and 250,000 shares of common stock valued at $7,500 or $0.03 per share as compensation to employees. The value represents the market price of the Company’s common stock on the dates of issuance.

NOTE 8 - STOCK WARRANTS

In May 2004, the Company issued three year warrants to purchase 4,650,000 shares of common stock at prices ranging from $0.20 to $0.50 per share. These warrants expired unexercised in May, 2007.

During February 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  In addition, the Company issued three year warrants to purchase an aggregate of 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses in the accompanying balance sheet of June 30, 2007.  The values are being amortized to General and administrative expenses in the accompanying statement of operations over the lives of the respective agreements of two years and one year, respectively. Also, the Company, pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

During the second quarter of 2007, Aspen Capital Management, LLC exercised warrants to purchase 7,500,000 shares of common stock with an exercise price of $0.01 per share resulting in proceeds of $75,000 to the Company.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In March 2006, the Company issued three year warrants to purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share a to a consultant to the Company for marketing services.

The following summarizes the outstanding warrants as of June 30, 2007:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	20,000,000	2.3	20,000,000
$0.05	5,000,000	4.9	5,000,000
	25,000,000		25,000,000

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company issued 100,000 shares of common stock as compensation to an employee valued at $4,500 or $0.045 per share and 250,000 shares to a vendor for services valued at $11,250 or $0.045 per share.  All prices represent the closing market price on the date of issuance.

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

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock. The estimated fair value of the warrants of $138,291 was calculated using the Black-Scholes option pricing model and the following assumptions:

Closing price for the Company's common stock	$0.04
Estimated volatility	135%
Risk free interest rate	4.56%
Expected dividend rate	-

The proceeds were allocated between the promissory note and the warrants based upon their relative fair values and resulted in allocating $121,924 to the promissory notes, $89,038 to the warrants and $39,038 to the beneficial conversion option. The resulting $128,076 discount to the note payable is being amortized over the term of the convertible notes using the effective interest method.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Results of Operations

Comparison results for the three months ended June 30, 2007

Revenues for the three months ended June 30, 2007 were $418,203 as compared to $396,486 for the three months ended June 30, 2006, an increase of $21,717. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the three months ended June 30, 2007 were $100,561 as compared to $136,052 for the three months ended June 30, 2006, a decrease of $35,491. The Company was able to negotiate reduced pricing with a vendor for certain key materials used in the production of their products and as a result their cost to manufacture the product has decreased.

Marketing and selling expenses were $211,943 for the three months ended June 30, 2007 as compared to $55,264 for the three months ended June 30, 2006, an increase of $156,679. The increase is primarily due increases in salaries paid and an increase in internet marketing in the three months ended June 30, 2007.

General and administrative expenses were $422,528 for the three months ended June 30, 2007 as compared to $411,963 for the three months ended June 30, 2006, an increase of $10,565.  The change is due to increased professional fees for the three months ended June 30, 2007 when compared to the three months ended June 30, 2006.  Included in professional fees during the quarter ended June 30, 2007 is the value of warrants valued at $127,657 issued to Aspen Capital Management for which no amount exists for the three months ended June 30, 2006.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $163,882 for the three months ended June 30, 2007 as compared to $46,365 for the three months ended June 30, 2006, an increase of $117,517.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $83,584 and $702 for the three months ended June 30, 2007 and 2006, respectively.  The remaining increase is due to higher levels of debt during the three months ended June 30, 2007.  Gain from termination of debt was $163,720 for the three months ended June 30, 2007 as compared to $437,243 for the three months ended June 30, 2006, a decrease of $273,523.  The decrease is primarily due to the gain recognized during the quarter ended June 30, 2006 for the settlement of notes related to the attempted Chapter 7 receivership action.

Comparison results for the six months ended June 30, 2007

Revenues for the six months ended June 30, 2007 were $860,341 as compared to $578,120 for the six months ended June 30, 2006, an increase of $282,221. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the six months ended June 30, 2007 were $180,067 as compared to $198,068 for the six months ended June 30, 2006, a decrease of $18,801. The Company was able to negotiate reduced pricing with a vendor for certain key materials used in the production of their products and as a result their cost to manufacture the product has decreased.

Marketing and selling expenses were $392,777 for the six months ended June 30, 2007 as compared to $205,020 for the six months ended June 30, 2006, an increase of $187,757. The increase is primarily due increases in salaries paid and an increase in internet marketing in the six months ended June 30, 2007. Included in the six months ended June 30, 2006 is the value of the warrant issued to a consultant in the amount of $116,935 for which no current year amount exists.

General and administrative expenses were $765,524 for the six months ended June 30, 2007 as compared to $731,982 for the six months ended June 30, 2006, an increase of $33,542.  Included in professional fees during the six months ended June 30, 2007 is the value of warrants valued at $127,657 issued to Aspen Capital Management for which no amount exists for the six months ended June 30, 2006.  Included in the six months ended June 30, 2006 is the value of shares of common stock issued to certain vendors for services in the amount of $77,500 for which no amount exists for the six months ended June 30, 2007.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $288,040 for the six months ended June 30, 2007 as compared to $177,331 for the six months ended June 30, 2006, an increase of $110,709. Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $141,902 and $702 for the six months ended June 30, 2007 and 2006, respectively. Included in interest expense for the six months ended June 30, 2006 is the value of the warrant issued in conjunction with the bridge financing in the amount of $76,410. Gain from termination of debt was $163,720 for the six months ended June 30, 2007 as compared to $478,470 for the six months ended June 30, 2006, a decrease of $314,750.  The decrease is primarily due to the gain recognized during the six months ended June 30, 2006 for the settlement of notes related to the attempted Chapter 7 receivership action.

Liquidity and Capital Resources

Our cash and cash equivalents of $26,315 as of June 30, 2007 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2007.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 7,500,000 shares of common stock upon the exercise of warrants at a price of $0.01 per share for proceeds of $75,000 and 250,000 shares of common stock valued at $7,500 or $0.03 per share based on the closing market price on the date of issuance to a vendor for services rendered.

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