Form 10KSB
period 2007-12-31
DIATECT INTERNATIONAL CORP
filed 2008-03-19
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    No ☒

For the fiscal year ended December 31, 2007 the issuer’s revenues were $2,015,484.

As of March 18, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and asked price of such stock on that date of $13,345,380 as reported on the Pink Sheets.

On March 18, 2008 there were 191,452,583 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents included by reference: None

Transitional Small Business Disclosure Format: Yes ☒ No  ☐

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

The Pesticide Market

Our relative position in the market place for insecticides is very small. Major companies with sales significantly greater than ours represent our major competitors. These competitors have extensive resources that allow them to conduct research and development efforts that may lead to the introduction of new products. Any advantage that we may have over our competitors is based on the non-toxic nature of our products and we believe this may give our products retail appeal.

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

Our Intellectual Property, Patents and Proprietary Rights

We rely on five registrations (42850-1 through 5) that we obtained from the Environmental Protection Agency (EPA) that allowed us to formulate nine labels for retail sales. These registrations are required for the production and marketing of our insect control products. Pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, all insecticides must be "registered" with the EPA, and specific conditions for their use must be stated on an approved label. These labels provide an extensive amount of information and indicate that the insecticide has been tested and evaluated, provide instructions for the proper handling, use, storage and disposal; and state that the EPA regulates the use thereof. The process of submitting a pesticide product to the EPA and obtaining approval through registration to label one or more products for retail sale may take a considerable amount of time and require substantial expenditures.

Obtaining EPA registrations and approval of our labels represents an essential asset of the Company and is the result of lengthy and costly effort. During 2003 we reevaluated the estimated useful life of our EPA labels and determined that competitive business conditions and the continued introduction of new products into the marketplace has resulted in a shortening of their estimated useful life. Consequently, in 2003 we elected to amortize the approximate $1.7 million carrying value of the EPA labels over a 7-year period using the straight-line method.  During 2005 the useful life of the labels was reviewed for impairment in light of the growing concern with synthetic insecticides and it was concluded that the life of the labels would exceed 10 years.  Further it has been estimated by the American Crop Protection Society that replacing EPA labels in today’s environment would cost between $160 million and $250 million. Based on this analysis we concluded that the label should not be amortized further.  No impairment was required from our reviews in 2007 or 2006.

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

Diatect V: is a product designed and formulated to meet the needs of the organic food industry, which requires insecticides with no synthetic ingredients. Our primary market for Diatect V is commercial organic food growers, homeowners, and gardeners.

Results

Results Ant & Insect is sold primarily to the domestic homeowner for the control of ants, aphids, caterpillars, leafhoppers, lice, mites, mosquitoes, ticks, and other insects.

Results Fire Ant represents a specialized product that is directed towards the control of fire ants, found largely in the southern United States. This product is applied to fire ant mounds to eliminate the fire ant population.

Results Indoor this product is designed for indoor use under sinks, behind furniture, in air vents, under tile, and in stairwells and basements for the control of roaches, fleas, ants, silverfish, crickets, bedbugs, box elder bugs, and other insects.

Results Garden & Floral is designed for outdoor use by protecting garden plants from many varieties of worms, beetles, leafhoppers, stink bugs, squash vine borers, and other insects.

Results Pet Powder is specifically designed for use on domestic pets. This product is targeted to provide homeowners and veterinarians with a powder that is effective in kennels and other animal boarding facilities to control insects that become lodged in the skin and fur of animals.

Results Wasp & Hornet is insect control for wasps and hornets that build unwanted nests in and on homes, fences, bushes apartments, signs, doorjambs, electrical boxes and any other place that they may build.

A substantial part of our advertising and marketing efforts have been directed toward direct marketing and trade shows. We believe that one-on-one contact with our wholesale buyers allow us to explain the difference’s between our non-toxic products and competitive products whose active ingredients may contain toxins or synthetics. We have a variety of wholesale customers and we are not dependent on any one or on a small group of customers for our product sales. Primarily our customers are comprised of small to medium retail outlets that serve agriculture and gardening customers in the United States, where the insect population is prevalent. We do not have any agreements with our customers for their purchase of our products over any period of time.

In 2004 we started to sell our product in a single Big Box retail outlet and by the end of the year we had a retail vendor number allowing us to sell our products to 76 retail outlets in the southeast region. These sales do not constitute a major customer. Furthermore, having a retail vendor number is not an agreement to purchase our product, but it allows us the opportunity to sell our product to their retail outlets.

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

Employees

As of December 31, 2007, the Company had 12 full time employees.

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

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. We have not engaged in any mining operations and we do not anticipate undertaking mining operations in the near future. The mining claims are carried at no value.  Any future mining activities will be dependent on business and market conditions and resources available.

ITEM 3.  LEGAL PROCEEDINGS

Administrative Proceeding – U.S. Securities and Exchange Commission

On September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming the Company as a respondent.  This administrative proceeding has file no. 3-12843. The administrative proceeding sought to revoke the Company’s registration under the Securities Exchange Act of 1934 (“Exchange Act”) under which the Company files quarterly and annual financial reports.  The Company had not filed nine quarterly and annual financial reports.  All of these reports have been filed as of January 2, 2008.

On January 30, 2008, Administrative Law Judge James Kelly issued an Initial Decision. This decision denied the Division of Enforcement’s Motion for revocation and granted the Company’s motion for summary disposition. The Judge found that the Company violated rules promulgated under the Exchange Act which required the filing of annual and quarterly reports.  In the decision the Judge expressly stated that the sanctions of revocation or trading suspension would not be imposed as such sanctions were not appropriate or necessary and denied the Division’s motion for revocation.  The initial decision dismissed the administrative proceeding.  The parties had 21 days to appeal which has expired. Neither party appealed and on March 6, 2008 the Commission issued a notice to us making the Initial Decision the Final Decision.

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and our revenues for those years.  The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and a bar as an officer and director.  In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010.  We intend to vigorously defend the allegations of the Complaint.

Complete Packaging, LLC d.b.a. Compax – On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third   District   Court   of   Salt   Lake   County, State of Utah, naming the Company as the defendant. Compax claimed a trade payable, with interest and costs of $323,892. Compax obtained a judgment against the Company. During 2005, we entered into a settlement agreement with Compax that required us to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. We accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 as total satisfaction of our obligation.   We made the payments and received a judgment release on September 1, 2007.

Litho-Flexo Graphics, Inc. – On May 23, 2003, we were named as defendant in a complaint filed by Litho-Flexo Graphics, Inc. in the Fourth District Court in and for Wasatch County, State of Utah. Litho-Flexo claimed a trade payable of $92,478. We contended that the packaging labels we received from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming damages in excess of $100,000 caused by the defective labels. We accrued a $72,625 settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, we paid $9,342 to Litho-Flexo, which decreased the accrued settlement obligation liability to $63,283 at December 31, 2006 and 2005.   We intend to defend the complaint and pursue our counterclaim.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the Pink Sheets under the symbol DTCT. Listed below are the high and low sale prices for the shares of our common stock during the years ended December 31, 2007 and 2006. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2007
First Quarter (ended March 31, 2007)	$0.055	$0.030
Second Quarter (ended June 30, 2007)	0.043	0.024
Third Quarter (ended September 30, 2007)	0.065	0.035
Fourth Quarter (ended December 31, 2007)	0.070	0.034

Fiscal 2006
First Quarter (ended March 31, 2006)	$0.034	$0.007
Second Quarter (ended June 30, 2006)	0.028	0.015
Third Quarter (ended September 30, 2006)	0.070	0.023
Fourth Quarter (ended December 31, 2006)	0.056	0.030

We presently do not have any stock compensation plans.

As of December 31, 2007 there were 185,562,583 shares issued and outstanding and approximately 1,247 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2007 which were not registered under the Securities Act.  All issuances were of the Company’s no par common stock.

During 2007, we issued 500,000 shares valued at $20,000 or $0.04 per share, 250,000 shares of common stock valued at $7,500 or $0.03 per share as compensation to employees, 100,000 shares of common stock as compensation to an employee valued at $4,500 or $0.045 per share and 250,000 shares to a vendor for services valued at $11,250 or $0.045 per share. The value represents the market price of our common stock on the dates of issuance.  An aggregate of 22,920,000 shares of common stock were issued upon the conversion of $1,146,000 of 12% convertible notes and 2,490,443 shares of common stock valued at $99,618 or $0.04 per share based on the closing market price on the date of issuance.  In addition, 7,500,000 shares of common stock were issued upon the exercise of warrants for cash of $75,000 or $0.01 per share.  We sold 5,000,000 shares of common stock and three year warrants to purchase 5,000,000 shares of common stock for total proceeds of $250,000.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. Excluding historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements”

Overview:

Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of non-toxic pesticide products. We sell our products to wholesale distributors and retail customers in the United States.  We sell directly to the consumer via our website at www.diatect.com.

In February 2006 the Company entered into a one year non exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe Capital L.L.C. (“Pointe”), and pursuant thereto, received $150,000. In addition, in June 2006 the Company, through Pointe, commenced a Convertible Promissory Note (“Convertible Note”) offering.  The terms of the Investment Banking Agreement, the Convertible Note, and other financial arrangements, we have entered into are described in Notes 4 and 6 in the financial statements.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations for the Fiscal Years ended December 31, 2007 and 2006

Results of Operations:

Revenue: We had revenue of $2,015,484 for the year ended December 31, 2007 compared to $1,031,608 for the year ended December 31, 2006.   Total revenue increased in 2007 by $983,876 primarily due to increases in web based retail sales and additional sales into the commercial agriculture market.

Cost of revenue:   Our cost of revenue was $774,760 for the year ended December 31, 2007 as compared to $408,244 for the year ended December 31, 2006.  The increase of $366,516 is due increases in sales volumes and decreases in our costs of production.

Marketing and Selling Expenses: Marketing and selling expenses were $1,007,730 for the year ended December 31, 2007, as compared to $443,204 for the year ended December 31, 2006.  The increase of $564,526 is due primarily to increases in web based advertising and increases in compensation expenses for marketing staff.  Fiscal 2006 reflects a non-cash charge representing the fair value of a warrant to purchase 7,000,000 shares of common stock at an exercise price of $0.01 per share using the Black Scholes method of $116,935 issued to a marketing consultant for which there is no expense in the current year.

General and Administrative Expenses: For the year ended December 31, 2007 general and administrative expenses were $1,767,231 as compared to $2,360,688 for the year ended December 31, 2006.  The decrease of $593,457 is primarily due to decreases in the value of common stock issued in the year ended December 31, 2006 to our Chief Executive officer of $189,207, common stock issued for professional fees in the aggregate amount of $630,954 and common stock issued for employee bonuses in the amount if $70,000 for which no current year amounts exist.  These decreases are offset somewhat by increases in the amortization of loan costs, occupancy costs and general overheads.

Other Income and Expense: Other income and expense is comprised of interest expense and gain from termination of debt.   For the year ended December 31, 2007 interest expense was $676,249 as compared to $340,643 for the year ended December 31, 2006, an increase of $335,606. The increase is due to higher debt levels during the year and the amortization of loan discount. Interest expense for the years ended December 31, 2007 and 2006 reflects the amortization of loan discount in the amount of $313,536 and $48,801, respectively. Included in the interest expense for the year ended December 31, 2006 is the value of a non-cash charge representing the fair value of a warrant to purchase 4,500,000 shares of common stock at an exercise price of $0.01 per share with a fair value using the Black Scholes method of $76,410 issued in conjunction with a bridge loan for which no comparable prior year expense exists.

Gain from termination of debt was $1,046,547 for the year ended December 31, 2007 compared to $734,030 for the year ended December 31, 2006, an increase of $312,517. The amount for the year ended December 31, 2007 is comprised primarily of debt and related accrued interest in the amount of $773,492 for which the statute of limitations has expired. Also included are settlements of liabilities at less than their recorded amounts. The amount for the year ended December 31, 2006 is comprised primarily of settlements of debt related to the attempted Chapter 7 action against us resulting in gains of approximately $395,000 and gains from the settlement of LaJolla Cove of $138,500 and gain from the settlement of rent of $117,060.

Liquidity and Capital Resources

Our cash and cash equivalents of $9,864 as of December 31, 2007 are not considered sufficient to support our current levels of operations for the next 12 months.

In May 2007 we entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of up to $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $209,000 of the available credit.

In September 2007, we entered into an accounts receivable line of credit agreement with Aspen Opportunity Fund LP, with a credit line of up to $500,000, subject to the availability of eligible accounts receivable as defined in the agreement.  We can draw advances against accounts receivable, in $5,000 increments as needed.  We have a total of $185,000 drawn against this accounts receivable line as of December 31, 2007.

We believe that, with the Master Lease Line, the accounts receivable credit line and our working capital that we will have sufficient resources for the next 12 months from the date of this report on Form 10-KSB.

Item 7.  Financial Statements

Our financial statements are set forth immediately following the signature page to this Form 10-KSB.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

NONE

Item 8A.  Controls and Procedures

Disclosure Control and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2007.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

/s/ David H. Andrus
David H. Andrus
Chief Executive Officer
Chief Financial Officer

THE FOREGOING MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING SHALL NOT BE DEEMED TO BE “FILED” WITH THE SEC, NOR SHALL SUCH INFORMATION BE INCORPORATED BY REFERENCE INTO ANY PAST OR FUTURE FILING UNDER THE SECURITIES ACT OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE IT BY REFERENCE INTO SUCH FILING.

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth as of December 31, 2007 the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since
Dave H. Andrus	42	Director	December 1997
		President	December 2004
		Chairman of the Board	December 2004

Javvis O. Jacobson	35	Director	March 2004

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

Michael O’Keefe resigned from the Board in April, 2007.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2007 and 2006 by our principal executive officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Andrus	2007	$75,000	-	-	-	-	-	-	$ 75,000
Chief Executive Officer, Principal Executive Officer, Chief Financial Officer	2006	$75,000	-	$189,207	-	-	-	-	264,207

Narrative Disclosure to Summary Compensation Table

Employment Agreements

David Andrus signed an employment agreement effective December 1, 2004 for a term of two years at an annual salary of $150,000 per year, with a signing bonus of 3,000,000 shares of our restricted common stock.  The agreement includes provisions for reasonable allowances and a bonus based on 1% of gross sales receipts as determined on a quarterly basis.   Mr. Andrus received 50% of the salary and no bonus due to the Chapter 7 proceedings during 2006 and 2005. The employment agreement is presently expired and Mr. Andrus is being paid a salary of $75,000 per year. In 2006, Mr. Andrus was issued 9,460,350 shares of our common stock valued at $189,207 or $0.02 per share representing the closing price on the date of issuance.

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

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Andrus	-	-	-	-	-	-	-
Javvis O. Jacobson	-	-	-	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock as of March 18, 2008, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officer; and
•	all of our executive officers and directors, as a group.

As of March 18, 2008, there were 191,452,627 shares of common stock issued and outstanding.

Name and Position of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Aspen Capital Partners	15,000,000	7.83%

David H Andrus, Director/President, Chairman of the Board	9,466,350	4.94%

Javvis Jacobson, Director	169,000	0.00%

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

In February 2006, we entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on our board of directors at that time for consulting services in a variety of areas relating to our financial, strategic and developmental growth. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that we issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, we issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.  We intend to renew this agreement.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following is a summary of the aggregate fees billed to us by Hansen, Barnett & Maxwell, P.C. for the fiscal years ended December 31, 2007 and 2006:

	Fiscal 2007	Fiscal 2006

Audit Fees	$75,347	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$75,347	$—

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

Diatect International Corporation
(Registrant)

Dated: March 18, 2008

By:	/s/ David H. Andrus
David H. Andrus
Principal Executive Officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David H. Andrus	Director	March 18, 2008
David H. Andrus

/s/ Javvis O. Jacobsen	Director	March 18, 2008
Javvis O. Jacobsen

DIATECT INTERNATIONAL CORPORATION

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Diatect International Corporation

We have audited the balance sheets of Diatect International Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diatect International Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 18, 2008

DIATECT INTERNATIONAL CORPORATION
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$9,864	$61,743
Trade accounts receivable, net of allowance for doubtful accounts of $16,000 and $25,397, respectively	242,406	26,502
Inventory	66,688	235,889
Prepaid expenses and other current assets	306,206	147,219
Total Current Assets	625,164	471,353
Property and Equipment, net of accumulated depreciation of $140,673 and $268,275, respectively	258,229	90,006
Intangible Assets - EPA Labels	1,116,322	1,116,322
Total Assets	$1,999,715	$1,677,681

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$224,213	$267,840
Accrued liabilities	155,125	289,322
Accrued interest payable	456,626	723,545
Accrued settlement obligations	89,187	259,381
Deferred gain on sale and leaseback of assets	86,806	-
Current portion of notes payable, net of unamortized discount of $135,855 and $191,094, respectively	2,578,265	1,393,822
Current portion of capital lease obligations	60,021	-
Total Current Liabilities	3,650,243	2,933,910
Long-Term Liabilities
Notes payable, net of current portion	-	1,785,563
Capital lease obligations, net of current portion	120,212	-
Total Long-Term Liabilities	120,212	1,785,563
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized;190,562,583 shares and 151,552,140 shares outstanding, respectively	24,587,396	23,120,610
Warrants outstanding	1,561,367	593,162
Accumulated deficit	(27,919,503)	(26,755,564)
Total Stockholders' Deficit	(1,770,740)	(3,041,792)
Total Liabilities and Stockholders' Deficit	$1,999,715	$1,677,681

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Sales	$2,015,484	$1,031,608
Cost of Goods Sold	774,760	408,244

Gross Profit	1,240,724	623,364

Expenses
Marketing and selling	1,007,730	443,204
General and administrative	1,767,231	2,360,688
Total Expenses	2,774,961	2,803,892

Loss from Operations	(1,534,237)	(2,180,528)

Other Income (Expense)
Interest expense	(676,249)	(340,643)
Gain from termination of debt	1,046,547	734,030
Net Other Income	370,298	393,387

Net Loss	$(1,163,939)	$(1,787,141)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted-Average Basic and Diluted Common Shares Outstanding	160,887,061	129,784,100

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2007

					Total
	Common Stock		Warrants	Accumulated	Stockholders'
	Shares	Amount	Outstanding	Deficit	Deficit
Balance, December 31, 2005	99,264,997	$21,836,822	$148,033	$(24,968,423)	$(2,983,568)
Issuance for services	37,894,418	898,660	-	-	898,660
Issuance upon conversion of note payable	15,000,000	150,000	-	-	150,000
Beneficial notes payable conversion option	-	239,895	-	-	239,895
Warrants issued for services	-	-	445,129	-	445,129
Cancellation of stock	(607,275)	(4,767)	-	-	(4,767)
Net loss for the year	-	-	-	(1,787,141)	(1,787,141)
Balance, December 31, 2006	151,552,140	23,120,610	593,162	(26,755,564)	(3,041,792)
Issuance to consultants for services	1,100,000	43,250	-	-	43,250
Issuance of 19,000,000 warrants to consultants for services	-	-	501,373	-	501,373
Issuance of 5,000,000 warrants with convertible notes payable for cash	-	-	89,038	-	89,038
Issuance of common stock and 5,000,000 warrants for cash	5,000,000	126,617	123,383	-	250,000
Beneficial notes payable conversion option	-	169,258	-	-	169,258
Issuance upon conversion of notes payable into common stock and 22,920,000 warrants	22,920,000	687,260	458,740	-	1,146,000
Issuance upon conversion of accrued interest into common stock and 2,490,443 warrants	2,490,443	99,618	61,454	-	161,072
Issuance upon exercise of warrants	7,500,000	192,750	(117,750)	-	75,000
Expiration of 4,650,000 warrants	-	148,033	(148,033)	-	-
Net loss for the year	-	-	-	(1,163,939)	(1,163,939)
Balance, December 31, 2007	190,562,583	$24,587,396	$1,561,367	$(27,919,503)	$(1,770,740)

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(1,163,939)	$(1,787,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,106	53,068
Amortization of discount on notes payable	313,536	48,801
Amortization of loan costs	142,455	17,114
Gain from debt termination	(1,046,547)	(734,030)
Net (gain) loss on disposal of property and equipment	(21,554)	6,728
Issuance of stock for services	43,250	898,660
Issuance of warrants for services	208,409	354,762
Issuance of stock and warrants for interest	36,550	-
Changes in operating assets and liabilities:
Accounts receivable	(215,905)	(9,471)
Inventory	169,201	129,299
Prepaid expenses and other current assets	(8,478)	(5,748)
Accounts payable	65,724	336,267
Accrued liabilities	(32,687)	(166,555)
Accrued interest payable	273,096	200,389
Net Cash Used in Operating Activities	(1,173,783)	(657,857)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	(77,372)	(5,170)
Proceeds from sale of property and equipment	160,000	-
Net Cash Used in Investing Activities	82,628	(5,170)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	958,871	1,055,628
Proceeds from exercise of warrants	75,000	-
Proceeds from issuance of stock and warrants	250,000	-
Cash paid for loan costs	-	(63,600)
Principal payments on notes payable	(111,230)	(162,000)
Principal payments on lease obligation	(25,365)	-
Payments for accrued settlement obligations	(108,000)	(101,159)
Payments on checks drawn in excess of cash in bank	-	(10,481)
Net Cash Provided by Financing Activities	1,039,276	718,388
Net Increase (Decrease) in Cash	(51,879)	55,361
Cash at Beginning of Period	61,743	6,382
Cash at End of Period	$9,864	$61,743

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	December 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,328	$9,113

Supplemental Schedule of Noncash Investing and Financing Activities
Conversion of notes payable into common stock	$-	$150,000
Conversion of notes payable and interest into common stock and warrants	1,307,072	-
Purchase of equipment under capital lease obligations	45,599	-

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business – Diatect International Corporation (the “Company”) develops and markets non-toxic pesticide products. The Company is located in Heber, Utah and sells its products to both wholesale distributors and retail customers in the United States.

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

Business Condition – The Company generated sales of $2,015,484 during the year ended December 31, 2007 compared to $1,031,608 during the year ended December 31, 2006, resulting in a gross profit of $1,240,724 and $623,364, respectively. For the years ended December 31, 2007 and 2006, the Company incurred net losses of $1,163,939 and $1,787,141, respectively, and used $1,173,783 and $657,857, respectively, of cash in its operating activities. At December 31, 2007, the Company had a stockholders’ deficit of $1,770,740 and its current liabilities exceeded current assets by $3,025,079.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been arranged and are discussed further in Notes 4 and 6.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory – The Company’s current inventory consists primarily of raw materials and finished goods and is valued at the lower of cost or market, with cost being determined by the average cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

Property and Equipment – Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Useful lives for equipment range from 3 to 15 years.  Leasehold improvements are depreciated over the lesser of the remaining term of the lease or the remaining useful life of the asset.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Revenue Recognition – The Company manufactures and sells non-toxic pesticides to retailers, agricultural concerns and directly to the public through a Company website. Revenue from the sale of its products when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are estimated and recognized as a reduction of revenue at the time of the sale.

Shipping and Handling Costs – Shipping and handling costs are billed to customers and are recorded as sales and the associated costs are included in cost of goods sold.

Marketing and Selling Expenses – Marketing and selling expenses include the salaries and wages of its in-house sales force, advertising, product samples and promotional expenses. The Company designs and prints literature and marketing materials for its products, as well as promotional materials used in trade shows.

Income Taxes – No income taxes have been paid or accrued for Federal income tax purposes because the Company has had no net taxable income since inception. In accordance with SFAS 109, the Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and deferred liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented.  The potentially dilutive common shares in the following table were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

	December 31
	2007	2006
Outstanding warrants	74,410,444	32,150,000
Convertible promissory notes convertible into:
Common stock	6,500,000	15,900,000
Warrants	1,500,000	15,900,000
Total potentially dilutive common shares	82,410,444	63,950,000

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. As of December 31, 2007 and 2006, the Company has no unvested options and did not grant any options to employees during the years ended December 31, 2007 and 2006. For future stock awards, the Company intends to estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

Recently Enacted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	December 31,
	2007	2006
Raw materials	$32,836	$202,291
Finished goods	33,852	33,598
Total Inventory	$66,688	$235,889

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. The cost of an asset and related accumulated depreciation are also charged to operations when retired or otherwise disposed. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the years ended December 31, 2007 and 2006 was $63,071 and $53,068, respectively. The components of property and equipment are as follows:

	Estimated
	Useful Life	December 31,
	in Years	2007	2006
Computer equipment	3 to 5	$89,774	$81,239
Office furniture and equipment	5	48,024	31,432
Manufacturing equipment	3 to 10	256,169	245,610
Leasehold improvements	15	4,935	-
Total Property and Equipment		398,902	358,281
Less: Accumulated depreciation		(140,673)	(268,275)
Net Property and Equipment		$258,229	$90,006

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable are comprised of the following:

	December 31,
	2007	2006
Revolving line of credit with financial institution	$49,807	$49,436
Accounts receivable line of credit	185,000	-
Cash advances from shareholder, unsecured	-	97,000
Unsecured 10% notes payable to investors, in default	292,250	306,980
Unsecured 12% notes payable to investors, in default	40,000	50,000
Unsecured 15% notes payable to investors, in default	36,500	286,500
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $135,855 and $191,094, respectively	189,145	603,906
Unsecured 5% notes payable to shareholders, due in 2008	1,220,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	2,578,265	3,179,385
Less: Current portion	-	1,393,822
Long-Term Notes Payable	$2,578,265	$1,785,563

Revolving Line of Credit –The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,807. The line of credit bears interest at 9.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company. In July 2006 in conjunction with the issuance of the guarantee, the Company issued the former director 500,000 shares of common stock valued at $8,500 or $0.017 per share, representing the closing market price on the date of issuance.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five-year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and was recorded as prepaid expenses and other assets and amortized over the life of the loan.  A total of $23,304 and $0 was recorded as amortization expense for the years ended December 31, 2007 and 2006.

The estimated fair value of the above warrant was calculated using the Black Scholes method and the following assumptions.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Closing price for the Company's common stock	$0.05
Estimated volatility	135%
Risk free interest rate	4.35%
Expected dividend rate	0%
Expected life, in years	5.0

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

Cash Advances from Shareholder – A shareholder advanced $97,000 of cash to the Company. The cash advances are unsecured and have no stated maturity date.  During 2007, the Company was able to settle these advances with no payment from the Company. As a result, the Company recognized a gain from settlement of debt of $97,000 in the accompanying statement of operations for the year ended December 31, 2007.

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% payable at different times.  During the year ended December 31, 2007, a total of $261,000 of these notes plus the related accrued interest of $415,492 were settled with no cash payments by the Company. As a result, the Company recognized a gain from settlement of debt of $676,492 related to these notes and the related accrued interest for the year ended December 31, 2007.

Convertible Promissory Notes Payable – In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe Capital, LLC (“Pointe”). From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes including computed discounts issued in 2006 range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $46,486 and $17,114 of amortization was recorded for the year ended December 31, 2007 and 2006, respectively.

In 2007, the Company issued an additional $533,500 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 10,670,000 shares of common stock and warrants to purchase an additional 10,670,000 shares of common stock. Based upon the fair value of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option of $239,895 during 2006 and $64,421 during 2007. The beneficial conversion option was computed as the difference between the fair value of the common stock issuable upon conversion of the promissory notes and the proceeds allocated to the common stock portion of the conversion option. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method, or through the date of conversion, and resulted in the recognition of $251,993 and $48,801 of interest expense during the years ended December 31, 2007 and 2006, respectively.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

During the second quarter of 2007, $107,500 of principal on the convertible notes was repaid in cash. During the fourth quarter of 2007, $1,146,000 of principal on the convertible notes was converted into 22,920,000 shares of common stock and 22,920,000 three-year warrants with an exercise price of $0.075. In addition, the holders of the notes converted $124,522 in accrued interest into 2,490,444 shares of common stock, with a fair value of $99,618 based on the closing market price of $0.04 as of the date of conversion, and 2,490,444 three-year warrants to purchase common stock at an exercise price of $0.075 per share with an aggregate fair value of $61,454. The estimated fair value of the warrants issued in conjunction with the conversion of accrued interest was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions: market price of common stock – $0.04 per share; estimated volatility – 120%; risk-free interest rate – 3.35%, expected dividend rate – 0% and expected life – 3.0 years. The excess of the fair value of the common stock and the warrants over the accrued interest was recognized as additional interest expense in the amount of $36,550.

In July 2007, the Company issued 12% convertible promissory notes for $250,000 and warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 for a period of three years to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The notes are convertible at $0.05 per share into 5,000,000 shares of common stock. The estimated fair value of the warrants issued with the promissory notes of $138,291 was calculated using the Black-Scholes option pricing model and the following assumptions: market price of common stock – $0.04 per share; estimated volatility – 135%; risk-free interest rate – 4.56%, expected dividend rate – 0% and expected life – 3.0 years. The beneficial conversion option was computed as the difference between the fair value of the common stock issuable upon conversion of the promissory notes and the proceeds allocated to the common stock portion of the conversion option.

The proceeds were allocated between the promissory note and the warrants based upon their relative fair values and resulted in allocating $56,124 to the promissory notes, $89,038 to the warrants and $104,838 to the beneficial conversion option. The resulting $193,876 discount to the note payable is being amortized over the term of the convertible notes using the effective interest method and resulted in the recognition of $61,544 of interest expense during the year ended December 31, 2007.

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

Bruce L. Shannon Attempted Bankruptcy Action – In June 2005, three note holders, Bruce L. Shannon, Brent Larson and the Robinson Family LLC, filed suit in Federal Bankruptcy Court to force the Company into a Chapter 7 receivership. In February 2006, the Company filed a damage suit against those note holders. In April 2006, a settlement was reach whereby the note-holders’ bankruptcy suit was dismissed and the Company was awarded damages through the relief of $248,175 of notes payable and $121,681 of related accrued interest due to the note holders, the return of 207,275 shares of the Company’s common stock by the note holders, and the payment of $10,000 of legal fees for the Company. In conjunction with the settlement, the Company recognized a gain from termination of debt in the amount of $384,623 in the accompanying statement of operations in the second quarter of 2006.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Bridge Financing – In February 2006 the Company entered into a one year non-exclusive Financial Advisory and Investment Banking Agreement (“Investment Banking Agreement”) with Pointe as more fully described in Note 6. Pursuant to the Investment Banking Agreement, the Company received gross proceeds of $150,000 in the form of unsecured convertible notes.  These notes were convertible into the Company’s common stock at a price of $0.01 per share, representing the market price on the date of issuance. No beneficial conversion option was recognized on upon the issuance of these notes. In March and April, 2006, the $150,000 notes were converted into an aggregate of 15,000,000 shares of the Company’s common stock.

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

	December 31,
	2007	2006

Complete Packaging, LLC d.b.a. Compax	$-	$69,622
Litho-Flexo Graphics, Inc.	63,283	63,283
Williams & Webster	-	54,564
Xerox	-	17,590
National Bulk	-	20,418
Downs and Parkinson	25,904	33,904
Total	$89,187	$259,381

Complete Packaging, LLC d.b.a. Compax – On October 17, 2003, Complete Packaging, LLC, doing business as Compax, filed a complaint in the Third District Court of Salt Lake County, State of Utah, naming the Company as the defendant. Compax contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $323,892, which amount continued to accrue interest from November 30, 2004. The complaint concluded in Compax obtaining a judgment against the Company. During 2005, the Company entered into a settlement agreement with Compax that required the Company to make three monthly payments of $25,000 through May 2005 and a lump sum payment of $145,000 in June 2005. As a result, the Company accrued a $220,000 settlement obligation liability at December 31, 2004. The Company made two of the monthly payments but failed to make the remaining payments due under the terms of the settlement agreement. In July 2006, the Company and Compax reached a further agreement dated June 6, 2006 under which Compax agreed to accept payment of $150,000 in total satisfaction of the Company’s obligation. The Company paid $75,000 of this obligation during 2006.  The remaining amount was paid at prescribed intervals with the final payment made on September 1, 2007, which resulted in the Company being released from the judgment.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Litho-Flexo Graphics, Inc. – On May 23, 2003, Litho-Flexo Graphics, Inc. filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During the year ended December 31, 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007 and 2006. No resolution has been reached under the claims, which continue to be in litigation.

Williams and Webster – The Company reached a settlement on May 24, 2007 resulting in no amount being due from the Company and recognized a gain from termination of debt of $54,564 in the accompanying statement of operations.

Xerox – In December 2007, the Company negotiated a settlement for all amounts due, paid $10,000 and recognized a gain from termination of debt of $7,590 in the accompanying statement of operations.

National Bulk – On May 4, 2007 the Company negotiated a settlement for all amounts due, paid $15,000 and recognized a gain from termination of debt of $5,418 in the accompanying statement of operations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Administrative Proceeding – U.S. Securities and Exchange Commission

One September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming the Company as a respondent.  This administrative proceeding has file no. 3-12843. The administrative proceeding sought to revoke the Company’s registration under the Securities Exchange Act of 1934 (“Exchange Act”) under which the Company files quarterly and annual financial reports.  The Company had not filed nine quarterly and annual financial reports.  All of these reports have been filed as of January 2, 2008.

On January 30, 2008, Administrative Law Judge James Kelly issued an Initial Decision. This decision denied the Division of Enforcement’s Motion for revocation and granted the Company’s motion for summary disposition. The Judge found that the Company violated rules promulgated under the Exchange Act which required the filing of annual and quarterly reports.  In the decision the Judge expressly stated that the sanctions of revocation or trading suspension would not be imposed as such sanctions were not appropriate or necessary and denied the Division’s motion for revocation.  The initial decision dismissed the administrative proceeding. The parties had 21 days to appeal which has expired.  Neither party appealed and on March 6, 2008 the Commission issued a notice making the Initial Decision the Final Decision.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company intends to vigorously defend the allegations of the Complaint.

The Company had a verbal lease agreement for its current office and production facilities based in Heber, Utah with annual rent payments due of $120,000. The Company has not made any payments related to this agreement in fiscal 2006. During the fourth quarter of 2006, the land and building where the Company maintains its offices and manufacturing facility was sold by a shareholder to Aspen Capital Management, LLC (“Landlord”) an entity that is affiliated with a former director of the Company. In conjunction with this sale, $117,060 of unpaid rent was forgiven. Commencing on January 1, 2007, the Company entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,520 per month, respectively.

Future minimum lease payments over the next five years ending December 31 are as follows:

2008	$144,000
2009	144,000
2010	144,000
2011	144,000
2012	158,400

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that the Company issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, the Company issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May 2007.  It is the intent of the Company to renew this agreement.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC (“Gulf Pointe”).  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier-one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Gulf Pointe for $160,000 and leased the assets back from Gulf Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the year ended December 31, 2007, the Company recognized $22,043 of this gain. In connection with entering into the lease for the equipment, the Company recognized a $160,000 capital lease obligation.  The Company has utilized an additional $45,599 of this lease financing facility during 2007.

The capital lease obligations bear interest at a rates ranging from 21.5% to 26.5% and require payments of principal and interest over the 36-month term of the leases. The assets acquired under the capital lease obligation are being depreciated over the three-year term of the lease. The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Years Ending December 31:
2008	$95,002
2009	95,002
2010	48,824
Total minimum lease payments	238,828
Less: Amount representing interest	(58,595)
Present value of minimum lease payments	180,233
Less: Current portion	(60,021)
Capital lease obligations, long-term	$120,212

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,583,979 of the warrants will vest and have been valued at $204,722. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $72,665 was recorded as amortization expense during the year ended December 31, 2007.

The Company has agreements with three vendors to issue three year warrants to purchase of an aggregate of 4,500,000 shares of common stock at a price of $0.05 per share upon the achievement of certain performance milestones as defined in the respective agreements.  None of the contractually defined milestones has been achieved and no warrants have been issued pursuant to these agreements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

The Company is party to certain litigation from time to time regarding trade accounts payable and certain notes payable.  The amount surrounding the litigation has in each case been properly recorded in the financial statements.

The production of pesticides is subject to complex environmental regulations. As of the date of these financial statements and the date of this report, the Company is unaware of any significant pending environmentally related litigation or of any specific past or prospective matters involving environmental concerns, which could impair the marketing of its products.

NOTE 7 - COMMON STOCK

During 2007, the Company issued 500,000 shares valued at $20,000 or $0.04 per share, 250,000 shares of common stock valued at $7,500 or $0.03 per share as compensation to employees, 100,000 shares of common stock as compensation to an employee valued at $4,500 or $0.045 per share and 250,000 shares to a vendor for services valued at $11,250 or $0.045 per share. The value represents the market price of the Company’s common stock on the dates of issuance.  An aggregate of 22,920,000 shares of common stock were issued upon the conversion of $1,146,000 of 12% convertible notes and 2,490,443 shares of common stock valued at $99,618 or $0.04 per share based on the closing market price on the date of issuance.  In addition, 7,500,000 shares of common stock were issued upon the exercise of warrants for cash of $75,000 or $0.01 per share.

The Company also issued 5,000,000 shares of common stock and three-year warrants to purchase 5,000,000 shares of common stock for proceeds of $250,000.  The proceeds were allocated to the warrants based upon their fair value of $123,383, and the balance of the proceeds of $126,617 was allocated to the shares of common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 3.35%, expected dividend yield of 0%, expected volatility of 120% and an expected life of 3 years.

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

NOTE 8 - STOCK WARRANTS

In May 2007, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at $0.05 per share upon the completion of one million dollars of funding pursuant to the Engagement Letter with Aspen Capital Partners, LLC.  The warrants were valued at $127,357.

In May 2007, and as further described in Note 6, the Company issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share to Gulf Pointe in connection with a lease line of credit.  The value of the 5,583,979 warrants that are expected to vest was $204,722.  A total of 4,416,021 warrants remain unvested as of December 31, 2007. Under the terms of the warrants, Gulf Pointe has the option to pay the exercise price to the Company indirectly repurchasing shares from Gulf Pointe at the market price of the Company’s common stock on the day prior to the exercise date.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In July 2007 and as further described in Note 4, the Company issued three-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 per share to Aspen Opportunity Fund, L.P. in connection with a 12% convertible note payable.

In September 2007, the Company issued five-year warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share pursuant to the accounts receivable loan agreement with Aspen Opportunity Fund, L.P. as discussed in Note 4. The warrants were valued at $169,294. Under the terms of the warrants, the holder of the warrants has the option to pay the exercise price to the Company indirectly repurchasing shares from the holder at the market price of the Company’s common stock on the day prior to the exercise date.

During 2007, the Company issued  three-year warrants to purchase 22,920,000 shares of common stock with an exercise price of $0.075 on the conversion of $1,146,000 of 12% notes payable and issued 2,490,444 three-year warrants with an exercise price of $0.075 per share on the conversion of $124,522 of accrued interest as discussed in Note 4.  The warrants were recorded at their fair value of $61,454.

In November 2007, the Company issued three-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 in conjunction with an issuance of 5,000,000 shares of common stock for cash as discussed in Note 7.

During February, 2006, the Company issued five-year warrants to purchase 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6. During the second quarter of 2007, Aspen Capital Management, LLC exercised warrants to purchase 7,500,000 shares of common stock with an exercise price of $0.01 per share resulting in proceeds of $75,000 to the Company pursuant to these warrants.

In addition, the Company issued three-year warrants to purchase 8,000,000 shares of its common stock to Pointe pursuant to the investment banking agreement as discussed in Note 6. These warrants were each valued at $125,892 and were recorded as prepaid expenses.  The values are being amortized to general and administrative expenses over the terms of the respective agreements of 2 years and one year, respectively. Also, the Company pursuant to the Engagement Letter issued five year warrants to purchase an aggregate of 4,500,000 shares of its common stock at an exercise price of $0.01 per share valued at $76,410.

In March, 2006 the Company issued three-year warrants purchase 7,000,000 shares of its common stock at an exercise price of $0.01 per share a to a consultant to the Company for marketing services.  The warrant was valued at $116,935 and was charged to marketing and selling expense in the accompanying statement of operations for the year ended December 31, 2006.

The estimated fair values of the warrants issued under the Engagement Letter, the investment banking agreement and for marketing services as discussed above were calculated using the Black Scholes method and the following assumptions:

Closing price for the Company's common stock	$0.018 to $0.02
Estimated volatility	130% to 153%
Risk free interest rate	4.77%
Expected dividend rate	0%
Estimated life	3 to 5 years

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Prior to December 31, 2005, the Company issued warrants to purchase 4,650,000 shares of common stock at prices ranging from $0.20 to $0.50 per share.  These warrants expired unexercised in May, 2007.

The following summarizes the outstanding warrants as of December 31, 2007:

Exercise Price	Warrants Outstanding	Weighted-Average Remaining Contractual Life (Years)	Number Exercisable
$0.01	20,000,000	1.7	20,000,000
$0.05	15,000,000	4.4	10,583,979
$0.075	39,410,444	3.0	39,410,444
	74,410,444		69,994,423

NOTE 9 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109. The tax effects of temporary differences and carry forwards which give rise to the deferred income tax assets as of December 31, 2007 and 2006 are as follows:

December 31,	2007	2006
Net Operating Loss Carryforwards:
Federal	$8,852,470	$8,505,817
State	1,347,277	1,316,690
Allowance for doubtful accounts	6,198	9,473
Deferred gain on capital lease	32,379	-
Total deferred income tax assets	10,238,324	9,831,980
Valuation allowance	(9,902,544)	(9,601,838)
Deferred income tax liability - intangible assets	(335,780)	(230,142)
Net Deferred Income Tax Assets	$-	$-

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

Years Ended December 31,	2007	2006
Federal tax benefit at statutory rate (34%)	$(395,739)	$(607,628)
State tax benefit, net of federal effect	(38,410)	(58,976)
Non-deductible and other items	133,443	20,233
Change in valuation allowance	300,706	646,371
Provision for Income Taxes	$-	$-

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

On January 4, 2008, the Company issued 500,000 shares of common stock valued at $37,500 or $0.075 per share to certain employees as compensation.  In addition, the Company issued 140,000 shares of common stock valued at $10,500 or $0.075 per share to a former director for reimbursement of certain expenses.  The price was based on the closing market price as of that date.

In January 2008, the Company issued 250,000 shares of common stock upon the exercise of warrants.  The Company received cash proceeds of $2,500 or $0.01 per share.