Form 10-Q
period 2008-03-31
DIATECT INTERNATIONAL CORP
filed 2008-05-15
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[    ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from_____ to _____

Commission File Number: 0-10147

DIATECT INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices)

(435) 654-4370
(Issuer’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  NO ☒

As of May 15, 2008 the issuer had 208,502,583 shares of common stock, no par value, outstanding.

Page Number
PART I Financial Information

ITEM 1. Condensed Financial Statements (unaudited)
Balance Sheets as of March 31, 2008 and December 31, 2007	1
Statements of Operations for the Three Months Ended March 31, 2008 and 2007	2
Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	3
Notes to Condensed Financial Statements	4

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	18
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	N/A
ITEM 4T. Controls and Procedures.	20

PART II Other Information

ITEM 1. Legal Proceedings	21
ITEM 1A. Risk Factors	N/A
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22
ITEM 5. Other Information	N/A
ITEM 6. Exhibits.	22
Signatures	23

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$7,983	$9,864
Trade accounts receivable, net of allowance for doubtful accounts of $16,000 and $16,000, respectively	270,363	242,406
Inventory	56,688	66,688
Prepaid expenses and other current assets	311,152	306,206
Total Current Assets	646,186	625,164
Property and Equipment, net of accumulated depreciation of $120,145 and $140,673, respectively	250,141	258,229
Intangible Assets - EPA Labels	1,116,322	1,116,322
Total Assets	$2,012,649	$1,999,715

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$403,714	$224,213
Accrued liabilities	120,528	155,125
Accrued interest payable	495,879	456,626
Accrued settlement obligations	82,904	89,187
Deferred gain on sale and leaseback of assets	77,735	86,806
Notes payable, net of unamortized discount of $80,884 and $135,855, respectively	2,627,174	2,578,265
Current portion of capital lease obligations	67,407	60,021
Total Current Liabilities	3,875,341	3,650,243
Long-Term Liabilities
Capital lease obligations, net of current portion	113,553	120,212
Total Long-Term Liabilities	113,553	120,212
Stockholders' Deficit
Common stock, no par value; 300,000,000 shares authorized; 206,502,583 shares and 190,562,583 shares outstanding, respectively	25,066,121	24,587,396
Warrants outstanding	1,627,416	1,561,367
Accumulated deficit	(28,669,782)	(27,919,503)
Total Stockholders' Deficit	(1,976,245)	(1,770,740)
Total Liabilities and Stockholders' Deficit	$2,012,649	$1,999,715

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
		(Restated)

Sales	$372,964	$442,138
Cost of Goods Sold	153,673	149,325

Gross Profit	219,291	292,813

Expenses
Marketing and selling	260,551	180,834
General and administrative	596,188	342,996
Total Expenses	856,739	523,830

Loss from Operations	(637,448)	(231,017)

Other Income (Expense)
Interest expense	(117,114)	(124,158)
Gain from termination of debt	4,283	-
Net Other Income	(112,831)	(124,158)

Net Loss	$(750,279)	$(355,175)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted-Average Basic and Diluted Common Shares Outstanding	203,066,759	151,874,405

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
		(Restated)

Cash Flows from Operating Activities
Net loss	$(750,279)	$(355,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,155	8,007
Amortization of discount on notes payable	54,971	58,318
Amortization of loan costs	53,754	15,682
Gain from debt termination	(4,283)	-
Net (gain) loss on disposal of property and equipment	(9,071)	-
Issuance of stock for services	48,000	20,000
Issuance of warrants for services	34,272	33,973
Changes in operating assets and liabilities:
Accounts receivable	(27,956)	(182,377)
Inventory	10,000	58,110
Prepaid expenses and other current assets	(58,701)	316
Accounts payable	179,501	65,265
Accrued liabilities	(34,595)	39,936
Accrued interest payable	39,253	65,001
Net Cash Used in Operating Activities	(441,979)	(172,944)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	-	(2,869)
Net Cash Used in Investing Activities	-	(2,869)
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	-	147,500
Proceeds from exercise of warrants	72,500	-
Proceeds from issuance of stock and warrants	390,000	-
Principal payments on notes payable	(6,062)	-
Principal payments on lease obligation	(14,340)	-
Payments for accrued settlement obligations	(2,000)	(25,000)
Net Cash Provided by Financing Activities	440,098	122,500
Net Increase (Decrease) in Cash	(1,881)	(53,313)
Cash at Beginning of Period	9,864	61,743
Cash at End of Period	$7,983	$8,430

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,694	$1,196
Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of equipment under capital lease obligations	$15,067	$-

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

Basis of Presentation – The unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Restatement

Subsequent to March 31, 2008, the Company realized that the March 31, 2007 financial statements needed to be revised to correct an overstatement of inventory as of March 31, 2007 and an understatement of cost of goods sold for the three months ended March 31, 2007. As a result, the Company corrected the financial statements for March 31, 2007 and for the three months then ended. The corrected statement of operations and statement of cash flows are included in these financial statements.  There is no effect of this adjustment on the financial statements as of December 31, 2007. The effect of the restatement was as follows:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

	As Reported	Restatement	As Restated
Condensed Balance Sheet as of March 31, 2007
Inventory	$247,598	$(69,819)	$177,779
Total Current Assets	562,154	(69,819)	492,335
TOTAL ASSETS	$1,763,343	$(69,819)	$1,693,524

Accumulated deficit	$(26,669,782)	$(69,819)	$(26,739,601)
Total Stockholders' Deficit	(3,279,266)	(69,819)	(3,349,085)
Total Liabilities and Stockholders' Deficit	$1,763,343	$(69,819)	$1,693,524

Condensed Statement of Operations
For the three months ended March 31, 2007
Cost of Goods Sold	$79,506	$69,819	$149,325
Gross profit	362,632	(69,819)	292,813
Loss from Operations	(161,198)	(69,819)	(231,017)
Net Loss	(285,356)	(69,819)	(355,175)
Basic and Diluted Loss Per Share	-	-	-

Statement of Cash Flows
For the three months ended March 31, 2007
Net loss	$(285,356)	$(69,819)	$(355,175)
Inventory	(11,709)	69,819	58,110
Net Cash used in Operating Activities	(172,944)	-	(172,944)
Net Change in Cash	$(53,313)	$-	$(53,313)

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

Business Condition – The Company generated sales of $372,964 and incurred a net loss of $750,279 during the three months ended March 31, 2008. At March 31, 2008 the Company had a total stockholders’ deficit of $1,976,245 and its current liabilities exceeded current assets by $3,229,155.

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

Intangible Assets   – The Company’s intangible assets consist of the labels that are placed on its products and that have been registered with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. The estimated useful life of the labels is indefinite and they are subject to impairment if and when appropriate. The Company has not impaired the value of the labels during 2008 and 2007.

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

Revenue Recognition – The Company manufactures and sells pesticides to retailers, agricultural concerns and directly to the public through a Company and affiliate websites. Revenue from the sale of its products when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are estimated and recognized as a reduction of revenue at the time of the sale.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue and the associated costs are included in cost of revenues.

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

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. There were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,	March 31,
	2008	2007
Outstanding warrants	75,460,444	32,150,000
Convertible promissory notes convertible into:
Common stock	6,500,000	18,849,800
Warrants	1,500,000	18,849,800
Total potentially dilutive common shares	83,460,444	69,849,600

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123(R). Under SFAS 123(R), stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  The Company has no stock options issued or outstanding for any of the periods presented.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by FSP FIN No. 157-2 did not have a material impact on our financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

On January 1, 2008, we elected not to adopt SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. We did not elect this fair value option, nor is it expected to have a material impact on future periods as the election of this option for our financial instruments is expected to be limited.

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$27,905	$32,836
Finished goods	28,783	33,852
Total Inventory	$56,688	$66,688

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2008	2007
Computer equipment	3 to 5	$78,738	$89,774
Office furniture and equipment	5	44,765	48,024
Manufacturing equipment	3 to 10	241,848	256,169
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		370,286	398,902
Less: Accumulated depreciation		(120,145)	(140,673)
Net Property and Equipment		$250,141	$258,229

Depreciation expense for the three months ended March 31, 2008 and 2007 was $23,155 and $8,007, respectively.

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the state of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

Notes payable are comprised of the following:

	March 31,	December 31,
	2008	2007
Revolving line of credit with financial institution	$49,745	$49,807
Accounts receivable line of credit	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	40,000	40,000
Unsecured 15% notes payable to investors, in default	35,500	36,500
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $80,884 and $135,855, respectively	244,116	189,145
Unsecured 5% notes payable to shareholders, due in 2008	1,215,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008	564,626	564,626
Total Notes Payable	$2,627,174	$2,578,265

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,745. The line of credit bears interest at 7.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and was recorded as prepaid expenses and other assets and is being amortized over the life of the loan.  A total of $20,790 was amortized for the three months ended March 31, 2008.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% payable at different times.

Convertible Promissory Notes Payable – The Company has convertible promissory notes with a face amount of $75,000 which were issued in conjunction with a private placement in 2007 and bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. One of these notes for $25,000 is in default. The effective interest rates of the notes issued range from 24% to 27%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 1,500,000 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. Based upon the market price of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.  The remaining discount at March 31, 2008 was $1,555. A total of $1,968 and $58,318 was recognized as interest expense during the three months ended March 31, 2008 and 2007 for the notes issued pursuant to the private placement.

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock. The investor received a beneficial conversion option resulting in a discount of which $79,329 remains as of March 31, 2008.  A total of $53,003 of the discount was recognized as interest expense for the three months ended March 31, 2008.

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

NOTE 5 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

Accrued Settlement Obligations – The Company has obligations due to creditors that arose from cash loans and the receipt of goods or services. The Company is in default in its payment of each of these obligations. The obligations are unsecured and are currently due. Certain of the obligations are in dispute as further described below. The obligations have not been reduced by any amounts that may be compromised by the creditors in the future, but include all amounts due and include default judgments obtained by the creditors.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

The accrued settlement obligations include the following:

	March 31,	December 31,
	2008	2007

Litho-Flexo Grafics, Inc.	$60,000	$63,283
Other	22,904	25,904
Total	$82,904	$89,187

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 the Company entered into a settlement agreement by which all claims of both parties will be settled upon the payment by the Company of an aggregate of $60,000 to Litho-Flexo.  A payment of $30,000 is due May 31, 2008 with six monthly payments of $5,000 due on the first of each month beginning in July, 2008.  Should the Company fail to make any of the payments within 10 days of the due dates, Litho-Flexo is entitled to have a judgment entered against the Company for $150,000 less any amounts paid according to the schedule.

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

On January 1, 2007, the Company entered into a five year lease for their manufacturing and office building facilities located in Heber, Utah with Aspen Capital Management, LLC, an entity that is affiliated with a one of our former directors, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,250 per month, respectively.

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The ongoing financial terms of the Engagement Letter require payments of $15,000 per month for a two-year period.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the three months ended March 31, 2008, the Company recognized $9,071 of this gain.

Future minimum lease payments under capital lease obligations are as follows:

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

Years Ending December 31:
2008	$76,747
2009	102,330
2010	56,152
2011	611
Total minimum lease payments	235,840
Less: Amount representing interest	(54,880)
Present value of minimum lease payments	180,960
Less: Current portion	(67,407)
Capital lease obligations, long-term	$113,553

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,809,984 of the warrants will vest and have been valued at $212,994. That amount has been recorded as deferred loan costs, which is included in prepaid expenses and other current assets, and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $33,026 was recorded as amortization expense during the three months ended March 31, 2008.

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

NOTE 7 - COMMON STOCK

During the three months ended March 31, 2008, the Company issued 640,000 shares valued at $48,000 or $0.075 per share, as compensation to employees and a vendor. The value represents the market price of the Company’s common stock on the dates of issuance. The Company also issued 7,500,000 shares of common stock upon the exercise of warrants for proceeds of $72,500.

The Company also issued 7,800,000 shares of common stock and two year warrants to purchase 7,800,000 shares of common stock at an exercise price of $0.075 per share for gross proceeds of $390,000.  The proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $152,782 and the balance of the proceeds of $237,218 was allocated to the common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following weighted average assumptions: risk free interest rate of 2.48%, expected dividend yield of 0%, expected volatility of 131% and an expected life of 2 years.

DIATECT INTERNATIONAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - STOCK WARRANTS

In January, 2008, the Company issued a three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.05 per share to a vendor for services.  The value of the warrant of $26,000 was charged to General and Administrative expenses on the issuance date. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.89%, expected dividend yield of 0%, expected volatility of 136% and an expected life of 3 years.

During February 2006, the Company issued five year warrants to purchase an aggregate of 8,000,000 shares of its common stock at an exercise price of $0.01 per share pursuant to the Engagement Letter as discussed in Note 6.  This warrant was recorded as prepaid expense on the issuance date.  The remaining value of $9,315 was amortized General and administrative expenses in the accompanying statement of operations during the three months ended March 31, 2008.

The following summarizes the outstanding warrants as of March 31, 2008:

Exercise	Warrants	Weighted-Average Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	1.6	12,750,000
$0.05	15,500,000	4.1	11,309,984
$0.075	47,210,444	2.6	47,210,444
	75,460,444		71,270,428

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2008 the Company issued 2,000,000 shares of common stock and two-year warrants to purchase 2,000,000 shares of common stock for proceeds of $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Forward Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Overview

Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States.  As of the date of this filing, we have established an internet presence as well to sell directly to the consumer via our website.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended March 31, 2008 and 2007

Revenues for the three months ended March 31, 2008 were $372,964 as compared to $443,138 for the three months ended March 31, 2007, a decrease of $69,174. The decrease is due to a decrease in sales to the agriculture supply market partially offset by increases in internet based sales.  Management believes that this is not indicative of our anticipated year end results.

Cost of revenues for the three months ended March 31, 2008 were $153,673 as compared to $149,325 for the three months ended March 31, 2007, a decrease of $4,348. The decrease is due to decreased sales volumes and increases in shipping costs not recovered from customers.

Marketing and selling expenses were $260,551 for the three months ended March 31, 2008 as compared to $180,834 for the three months ended March 31, 2007, an increase of $79,717. The increase is primarily due increases in internet marketing in the three months ended March 31, 2008.

General and administrative expenses were $598,188 for the three months ended March 31, 2008 as compared to $342,996 for the three months ended March 31, 2007, an increase of $253,192.  The increase is primarily due to increases in professional, investor relations and accounting related fees and increases in amortization of loan costs.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $184,759 for the three months ended March 31, 2008 as compared to $58,999 for the three months ended March 31, 2007, an increase of $125,760.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $90,148 and $9,830 for the three months ended March 31, 2008 and 2006, respectively.  The remaining increase is due to higher levels of debt during the three months ended March 31, 2008.  Gain from termination of debt was $96,132 for the three months ended March 31, 2008 as compared to $138,500 for the three months ended March 31, 2007, a decrease of $42,368.  The gain for the three months ended March 31, 2007 pertains primarily to the settlement of certain tax liabilities at less than the recorded value.  The gain for the three months ended March 31, 2007 pertains to the settlement of a note payable for less than its recorded value.

Liquidity and Capital Resources

Our cash and cash equivalents of $7,983 as of March 31, 2008 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

In May 2007 we entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line are a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment.  To date the company has drawn $220,666 of the available credit.

In September 2007, we entered into an accounts receivable line of credit agreement with Aspen Opportunity Fund LP, with a credit line of $500,000.  The Company can draw advances against eligible accounts receivable as defined in the agreement in $5,000 increments.  A total of $185,000 has been drawn as of the date of this report on Form 10-Q.

Subsequent to March 31, 2008, we issued 2,000,000 shares of common stock and two-year warrants to purchase 2,000,000 shares of common stock for proceeds of $100,000 in a private placement.

We will need to raise working capital to fund our on-going operations through one or more debt or equity financings. Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming us as the defendant. Litho-Flexo contended that we failed to make payment of a trade payable that, with interest and costs amounted to $92,478. We contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. We accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 we entered into a settlement agreement by which all claims of both parties will be settled upon the our payment of an aggregate of $60,000 to Litho-Flexo.  A payment of $30,000 is due May 31, 2008 with six monthly payments of $5,000 due on the first of each month beginning in July, 2008.  Should we fail to make any of the payments within 10 days of the due dates, Litho-Flexo is entitled to have a judgment entered against us for $150,000 less any amounts paid according to the schedule.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 640,000 shares valued at $48,000 or $0.075 per share, as compensation to employees and a vendor. The value represents the market price of our common stock on the dates of issuance.

We issued 7,800,000 shares of common stock and two year warrants to purchase 7,800,000 shares of common stock at an exercise price of $0.075 per share for gross proceeds of $390,000 in a private placement.

We issued 7,500,000 shares of common stock upon the exercise of warrants for proceeds of $72,500.

We issued a three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.05 per share to a vendor for services.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Andrus, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Rudman Principal Financial Officer

32.1
Certification of David Andrus, Principal Executive Officer and Robert Rudman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: May 15, 2008

By:	/s/ David Andrus
David S. Andrus
Principal Executive Officer

By:	/s/ Robert Rudman
Robert Rudman
Principal Accounting Officer