Form 10-Q
period 2008-06-30
DIATECT INTERNATIONAL CORP
filed 2008-08-14
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008 the issuer had 210,852,583 shares of common stock, no par value, outstanding.

Page Number
PART I Financial Information

ITEM 1. Condensed Financial Statements (unaudited)
Balance Sheets as of June 30, 2008 and December 31, 2007	1
Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	2
Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	3
Notes to Condensed Financial Statements	4

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	N/A
ITEM 4T. Controls and Procedures.	18

PART II Other Information

ITEM 1. Legal Proceedings	19
ITEM 1A. Risk Factors	N/A
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20
ITEM 4. Submission of Matters to a Vote of Securities Holders	20
ITEM 6. Exhibits.	20
Signatures	21

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$18,959	$9,864
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $16,000, respectively	129,375	242,406
Inventory	94,307	66,688
Prepaid expenses and unamortized loan costs	232,789	306,206
Total Current Assets	475,430	625,164
Property and Equipment, net of accumulated depreciation of $143,300 and $140,673, respectively	229,820	258,229
Intangible Assets - EPA Labels	1,116,322	1,116,322
Total Assets	$1,821,572	$1,999,715

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$613,751	$224,213
Accrued liabilities	94,406	155,125
Accrued interest payable	536,305	456,626
Accrued settlement obligations	47,904	89,187
Deferred gain on sale and leaseback of assets	68,664	86,806
Notes payable, net of unamortized discount of $2,598 and $135,855, respectively	2,699,706	2,578,265
Current portion of capital lease obligations	71,309	60,021
Total Current Liabilities	4,132,045	3,650,243
Long-Term Liabilities
Capital lease obligations, net of current portion	94,194	120,212
Total Liabilities	4,226,239	3,770,455
Stockholders' Deficit
Common stock, no par value; 500,000,000 shares authorized; 209,852,583 shares and 190,562,583 shares outstanding, respectively	25,243,821	24,587,396
Warrants outstanding	1,725,916	1,561,367
Accumulated deficit	(29,374,404)	(27,919,503)
Total Stockholders' Deficit	(2,404,667)	(1,770,740)
Total Liabilities and Stockholders' Deficit	$1,821,572	$1,999,715

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(restated)		(restated)

Sales	$633,934	$418,203	$1,006,898	$860,341
Cost of Goods Sold	129,560	122,309	243,383	238,400

Gross Profit	504,374	295,894	763,515	621,941

Expenses
Marketing and selling	482,436	256,235	782,837	470,303
General and administrative	588,101	422,528	1,184,289	765,524
Total Expenses	1,070,537	678,763	1,967,126	1,235,827

Loss from Operations	(566,163)	(382,869)	(1,203,611)	(613,886)

Other Income (Expense)
Interest expense	(138,459)	(163,882)	(255,573)	(288,040)
Gain from termination of debt	-	163,720	4,283	163,720
Net Other Income (Expense)	(138,459)	(162)	(251,290)	(124,320)

Net Loss	(704,622)	(383,031)	(1,454,901)	(738,206)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-Average Common Shares Outstanding	208,309,726	156,282,952	205,603,078	154,090,857

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
		(restated)
Cash Flows from Operating Activities
Net loss	$(1,454,901)	$(738,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,310	20,626
Amortization of discount on notes payable	133,257	141,902
Amortization of loan costs	94,446	31,232
Gain from debt termination	(4,283)	(163,720)
Net gain on disposal of property and equipment	(18,141)	(3,901)
Issuance of stock for services	163,200	27,500
Issuance of warrants for services	87,000	177,023
Changes in operating assets and liabilities:
Accounts receivable	113,031	(53,842)
Inventory	(27,619)	58,634
Prepaid expenses and other current assets	(12,757)	366
Accounts payable	389,538	(17,465)
Accrued liabilities	(60,718)	(30,267)
Accrued interest payable	79,678	134,406
Net Cash Used in Operating Activities	(471,959)	(415,712)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	(2,834)	(30,045)
Proceeds from sale of property and equipment	-	160,000
Net Cash Used in Investing Activities	(2,834)	129,955
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	-	358,500
Proceeds from exercise of warrants	72,500	75,000
Proceeds from issuance of common stock and warrants	490,000	-
Principal payments on notes payable	(11,815)	(111,968)
Principal payments on lease obligation	(29,797)	(3,203)
Payments on accrued settlement obligations	(37,000)	(68,000)
Net Cash Provided by Financing Activities	483,888	250,329
Net Increase (Decrease) in Cash	9,095	(35,428)
Cash at Beginning of Period	9,864	61,743
Cash at End of Period	$18,959	$26,315

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,001	$6,644
Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of equipment under capital lease obligations	15,067	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION

Organization and Description of Business – Diatect International Corporation (the “Company”) develops and markets non-toxic pesticide products. The Company is located in Heber, Utah and sells its products to both wholesale distributors and retail customers in the United States.

Basis of Presentation – The unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Restatement and reclassification

During the second quarter of 2008 the Company realized that the June 30, 2007 financial statements needed to be revised to correct an overstatement of inventory as of June 30, 2007 and an understatement of cost of goods sold for the three and six months ended June 30, 2007. As a result, the Company corrected the financial statements for June 30, 2007 and for the three and six months then ended. The corrected statements of operations and statement of cash flows are included in these financial statements.  There is no effect of these adjustments on the financial statements as of December 31, 2007. In addition, the Company has reclassified freight costs from cost of goods sold to marketing and selling expense in the amount of $44,292 and 77,526 for the three and six months ended June 30, 2007 to conform to the current year presentation.  The effects of the restatements and the reclassifications were as follows:

	As Reported	Restatement and reclassification	As Restated
Condensed Balance Sheet as of June 30, 2007
Inventory	$313,114	$(135,859)	$177,255
Total Current Assets	485,728	(135,859)	349,869
TOTAL ASSETS	$1,810,324	$(135,859)	$1,674,465

Accumulated deficit	$(27,357,911)	$(135,859)	$(27,493,770)
Total Stockholders' Deficit	(3,386,400)	(135,859)	(3,522,259)
Total Liabilities and Stockholders' Deficit	$1,810,324	$(135,859)	$1,674,465

Condensed Statement of Operations
For the three months ended June 30, 2007
Cost of Goods Sold	$100,561	$21,748	$122,309
Gross profit	317,642	(21,748)	295,894
Marketing and selling	211,943	44,292	256,235
Loss from Operations	(316,829)	(66,040)	(382,869)
Net Loss	(316,991)	(66,040)	(383,031)
Basic and Diluted Loss Per Share	$-	$-	$-

Condensed Statement of Operations
For the six months ended June 30, 2007
Cost of Goods Sold	$180,067	$58,333	$238,400
Gross profit	680,274	(58,333)	621,941
Marketing and selling	392,777	77,526	470,303
Loss from Operations	(478,027)	(135,859)	(613,886)
Net Loss	(602,347)	(135,859)	(738,206)
Basic and Diluted Loss Per Share	$-	$-	$-

Statement of Cash Flows
For the six months ended June 30, 2007
Net loss	$(602,347)	$(58,333)	$(660,680)
Change in inventory	(77,225)	58,333	(18,892)
Net Cash used in Operating Activities	(415,712)	-	(415,712)

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

Business Condition – The Company generated sales of $1,006,898 and incurred a net loss of $1,459,901 during the six months ended June 30, 2008. At June 30, 2008 the Company had a total stockholders’ deficit of $2,404,667 and its current liabilities exceeded current assets by $3,656,615.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given.

Credit Risk - The carrying amounts of trade accounts receivable included in the balance sheets represent the Company’s exposure to credit risk in relation to its financial assets. The Company performs ongoing credit evaluations of each customer’s financial condition. The Company has not had any significant credit losses in the past and has maintained allowances for doubtful accounts and such allowances in the aggregate did not exceeded management’s estimations.

Trade Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivables and other receivables are carried at original invoiced amounts less an allowance for doubtful accounts.

Inventory - The Company’s current inventory consists primarily of raw materials and finished goods and is valued at the lower of cost or market, with cost being determined by the average cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

Prepaid expenses and unamortized loan costs -  Prepaid expenses and unamortized loan costs are comprised of prepaid insurance and the unamortized portion of loan costs associated with the Accounts Receivable Line of Credit as described in Note 5 and the Master Lease Line as described in Note 7.

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

Intangible Assets   – The Company’s intangible assets consist of the labels that are placed on its products and that have been registered with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act.  The estimated life of the labels is indefinite and the labels are assessed for impairment if and when appropriate. The Company has not impaired the value of the labels during 2008 or 2007.

Long-Lived Assets – Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment was recognized during 2008 or 2007.

Fair Value of Financial Instruments – Due to the short maturity of trade receivables and current liabilities, including trade payables, the carrying amount approximates fair value. The carrying amount reported for notes payable approximates fair value and interest rates on these notes approximate current interest rates given the current business condition of the Company.

Revenue Recognition – The Company manufactures and sells pesticides to retailers, agricultural concerns and directly to the public through a Company and an affiliate websites. Revenue from the sale of its products are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are estimated and recognized as a reduction of revenue at the time of the sale.

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue and the associated costs are recorded as marketing expenses.  Total shipping and handling costs included in marketing expenses for the three months ended June 30, 2008 and 2007 were $79,970 and $44,292, respectively.  Total shipping and handling costs included in marketing expenses for the six months ended June 30, 2008 and 2007 were $127,212 and $77,526, respectively.

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

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At June 30, 2008 and 2007, there were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	June 30,	June 30,
	2008	2007
Outstanding warrants	78,460,444	25,000,000
Convertible promissory notes convertible into:
Common stock	6,500,000	20,920,000
Warrants	1,500,000	20,920,000
Total potentially dilutive common shares	86,460,444	66,840,000

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The Company estimates the fair value of each stock-based award on the date of grant using the market value of the Company's common stock for stock awards for the Black-Scholes option valuation model for stock option grants. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.  The Company has no stock options issued or outstanding for any of the periods presented.

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income should be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to elect to measure eligible items at fair value at specified dates. The Company did not elect the fair value option for any eligible items.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of amendments to the Public Company Accounting Oversight Board's standards. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 3 – INVENTORY

Inventory is comprised of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$52,642	$32,836
Finished goods	41,665	33,852
Total Inventory	$94,307	$66,688

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2008	2007
Computer equipment	3 to 5	$80,613	$89,774
Office furniture and equipment	5	45,724	48,024
Manufacturing equipment	3 to 10	241,848	256,169
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		373,120	398,902
Less: Accumulated depreciation		(143,300)	(140,673)
Net Property and Equipment		$229,820	$258,229

Depreciation expense for the six months ended June 30, 2008 and 2007 was $46,310 and $20,626, respectively.

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the state of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 5 – NOTES PAYABLE

Notes payable are classified as current liabilities and are comprised of the following:

	June 30,	December 31,
	2008	2007
Revolving line of credit with financial institution	$49,991	$49,807
Accounts receivable line of credit	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	40,000	40,000
Unsecured 15% notes payable to investors, in default	34,500	36,500
Unsecured 12% convertible promissory notes payable, net of unamortized discount of $2,598 and $135,855, respectively, in default	322,402	189,145
Unsecured 5% notes payable to shareholders, due in 2008. in default	1,210,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008, in default	564,626	564,626
Total Notes Payable	$2,699,706	$2,578,265

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,991. The line of credit bears interest at 7.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and was recorded as prepaid expenses, unamortized loan costs and other assets and is being amortized over the life of the loan.  A total of $41,580 was amortized for the six months ended June 30, 2008.  This agreement has been amended as discussed in Note 10.

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% payable at different times and are in default at June 30, 2008.

Convertible Promissory Notes Payable – The Company has convertible promissory notes with a face amount of $75,000 which were issued in conjunction with a private placement in 2007 and bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. One of these notes for $50,000 is in default. The effective interest rates of the notes issued range from 24% to 27%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 1,500,000 shares of common stock and warrants to purchase an additional 1,500,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. Based upon the market price of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method.  The remaining discount at June 30, 2008 was $148. A total of $3,375 and $141,902 was recognized as interest expense during the six months ended June 30, 2008 and 2007 for the notes issued pursuant to the private placement.

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock. The investor received a beneficial conversion option resulting in a discount of which $2,450 remains as of June 30, 2008.  A total of $129,882 of the discount was recognized as interest expense for the six months ended June 30, 2008.

5% Notes Payable to shareholders – In 2004, the Company executed modified notes payable to several note holders to extend the terms of the notes to be due in 2008 and accrue interest at an annual rate of 5%. These notes are presently in default.

Notes Payable to Vendors – In 2004, vendors agreed to extend the terms of outstanding accounts payables by converting them into promissory notes that are due in 2008 and accrue interest at 5% per annum.  These notes are presently in default.

NOTE 6 – SETTLEMENT OBLIGATIONS AND LITIGATION CLAIMS

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

The accrued settlement obligations include the following:

	June 30,	December 31,
	2008	2007

Litho-Flexo Grafics, Inc.	$25,000	$63,283
Other	22,904	25,904
Total	$47,904	$89,187

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 the Company entered into a settlement agreement by which all claims of both parties will be settled upon the payment by the Company of an aggregate of $60,000 to Litho-Flexo.  A payment of $30,000 is due May 31, 2008 with six monthly payments of $5,000 due on the first of each month beginning in July, 2008.  Should the Company fail to make any of the payments within 10 days of the due dates, Litho-Flexo is entitled to have a judgment entered against the Company for $150,000 less any amounts paid according to the schedule. The Company has made the required payments on a timely basis.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

In February 2006, the Company entered into a renewable two-year non-exclusive engagement letter ( the “Engagement Letter”) with Aspen Capital Partners, LLC, an entity that employs a person that was on the board of directors of the Company at that time for consulting services in a variety of areas relating to financial, strategic and developmental growth of the Company. The ongoing financial terms of the Engagement Letter require payments of $15,000 per month for a two-year period. The agreement has been extended on a month to month basis with monthly payments increasing to $20,000.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the six months ended June 30, 2008, the Company recognized $18,141 of this gain.

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,809,984 of the warrants will vest and have been valued at $212,994. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $58,362 was recorded as amortization expense during the six months ended June 30, 2008.  This agreement has been amended as discussed in Note 9.

During the second quarter of 2008, the Company terminated an agreement with a vendor which included the potential issuance of three year warrants to purchase 750,000 shares of common stock at an exercise price of $0.05 per share.  The Company continues to have agreements with two vendors to issue three year warrants to purchase of an aggregate of 3,750,000 shares of common stock at a price of $0.05 per share upon the achievement of certain performance milestones as defined in the respective agreements.  None of the contractually defined milestones has been achieved and no warrants have been issued pursuant to these agreements.

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

NOTE 8 - COMMON STOCK

For the six months ended June 30, 2008, the Company issued 1,600,000 shares valued at $115,200 or $0.072 per share, as compensation to a vendor and 640,000 shares valued at $48,000 or $0.075 per share, as compensation to employees and a vendor. The values represent the market price of the Company’s common stock on the dates of issuance.

The Company also issued 7,250,000 shares of common stock upon the exercise of warrants for proceeds of $72,500.

The Company also issued 9,800,000 shares of common stock and two year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share for gross proceeds of $490,000.  The proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $190,282 and the balance of the proceeds of $299,718 was allocated to the common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following weighted average assumptions: risk free interest rate of 1.80% - 2.48%, expected dividend yield of 0%, expected volatility of 117% - 131% and an expected life of 2 years.

NOTE 9 - STOCK WARRANTS

In May, 2008, the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share to a vendor for services which warrant expires November 30, 2011.  The value of the warrant of $61,000 was charged to General and Administrative expenses on the issuance date. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.7%, expected dividend yield of 0%, expected volatility of 117% and an expected life of 3.55 years.

The following summarizes the outstanding warrants as of June 30, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	1.4	12,750,000
$0.05	15,500,000	3.9	11,309,984
$0.075	49,210,444	2.4	49,210,444
$0.10	1,000,000	3.4	1,000,000
	78,460,444		74,270,428

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2008 the Company issued 1,000,000 shares of common stock to a vendor for services.  The value of the common stock of $75,000 based on the closing market price as of the date of issuance will be recorded during the third quarter of 2008.

In August, 2008 the Company executed an amendment to its Accounts Receivable Line of Credit with Aspen Opportunity Fund L.P. as discussed Note 4.  The amendment increases the currently available amount of credit under the line to the greater of $185,000 or 80% of eligible accounts receivable as defined in the agreement until January 1, 2009.  The amendment also reduced the total available amount from $500,000 to $250,000, subject to eligible accounts receivable requirements.  In addition, Aspen Opportunity Fund L.P. agreed to exercise 1,147,260 warrants to purchase common stock at an exercise price of $0.05 per share in exchange for past due payments totaling $9,306 and cash of $48,057.

In August, 2008 the Company executed an amendment to its Master Lease Line with Gulf Pointe Capital, LLC, who agreed to exercise 852,747 warrants to purchase common stock at an exercise price of $0.05 per share in exchange for past due payments totaling $42,637.  In addition, the Company agreed to vest the remaining 4,190,016 of the warrants to purchase common stock at an exercise price of $0.05 per share issued in conjunction with the Master Lease Line.

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

Results of Operations

Comparison results for the three months ended June 30, 2008 and 2007

Revenues for the three months ended June 30, 2008 were $633,934 as compared to $418,203 for the three months ended June 30, 2007, an increase of $215,731. The increase is due to an increase in internet-based sales somewhat offset by a decrease in sales to the agriculture supply market.

Cost of revenues for the three months ended June 30, 2008 were $129,560 as compared to $122,309 for the three months ended June 30, 2007, an increase of $7,251. The increase is due to higher sales volumes partially offset by decreased product costs associated with internet based sales.

Marketing and selling expenses were $482,436 for the three months ended June 30, 2008 as compared to $256,235 for the three months ended June 30, 2007, an increase of $226,201. The increase is primarily due to increases in internet marketing, increases in freight and commissions expenses due to increased sales and increases in media content related expenses in the three months ended June 30, 2008 when compared to the prior year period.

General and administrative expenses were $588,101 for the three months ended June 30, 2008 as compared to $422,528 for the three months ended June 30, 2007, an increase of $165,573.  The increase is primarily due to increases in investor relations fees, increases in amortization of loan costs somewhat offset by decreases in professional fees.  Included in general and administrative expenses for the three months ended June 30, 2008 and 2007 are the non-cash costs of shares and warrants to purchase common stock valued at $191,893 and $127,657, respectively issued for professional service fees. In addition, the three months ended June 30, 2008 and 2007 include non-cash costs for the amortization of loan costs in the amount of $40,682 and $15,550, respectively.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $138,459 for the three months ended June 30, 2008 as compared to $163,882 for the three months ended June 30, 2007, a decrease of $25,423.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $78,286 and $83,584 for the three months ended June 30, 2008 and 2007, respectively.  The remaining decrease is due to lower levels of debt during the three months ended June 30, 2008.  Gain from termination of debt for the three months ended June 30, 2007 was $163,720 pertains primarily to the settlement of certain liabilities at less than the recorded value.  There was no comparable amount for the three months ended June 30, 2008.

Comparison results for the six months ended June 30, 2008 and 2007

Revenues for the six months ended June 30, 2008 were $1,006,898 as compared to $860,341 for the six months ended June 30, 2007, an increase of $146,557. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the six months ended June 30, 2008 were $243,383 as compared to $238,400 for the six months ended June 30, 2007, an increase of $4,983. The increase is due to higher sales volumes partially offset by decreased product costs associated with internet based sales.

Marketing and selling expenses were $782,837 for the six months ended June 30, 2008 as compared to $470,303 for the six months ended June 30, 2007, an increase of $312,534. The increase is primarily due to increases in internet marketing, increases in freight and commissions expenses due to increased sales and increases in media content related expenses in the six months ended June 30, 2008 when compared to the prior year period.

General and administrative expenses were $1,184,289 for the six months ended June 30, 2008 as compared to $765,524 for the six months ended June 30, 2007, an increase of $418,765.  The increase is primarily due to increases in investor relations fees, increases in amortization of loan costs somewhat offset by decreases in professional fees.  Included in general and administrative expenses for the six months ended June 30, 2008 and 2007 are the non-cash costs of shares and warrants to purchase common stock valued at $202,200 and $158,743, respectively issued for professional services.  In addition, the six months ended June 30, 2008 and 2007 include non-cash costs for the amortization of loan costs in the amount of $94,446 and $31,232, respectively.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $255,573 for the six months ended June 30, 2008 as compared to $288,040 for the six months ended June 30, 2007, a decrease of $32,468.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $133,257 and $141,902 for the six months ended June 30, 2008 and 2007, respectively.  The remaining decrease is due to lower levels of debt during the six months ended June 30, 2008.  Gain from termination of debt for the six months ended June 30, 2008 and 2007 was $4,286 and $163,720, respectively and pertains primarily to the settlement of certain liabilities at less than the recorded value.

Liquidity and Capital Resources

Our cash and cash equivalents of $18,959 as of June 30, 2008 are not considered sufficient to support our current levels of operations for the next 12 months.  According, we intend to seek additional financing through debt or equity offerings.

On August 7, 2008 we received cash of $48,057 upon the exercise of warrants to purchase 961,140 shares of common stock at an exercise price of $0.05 per share from Aspen Opportunity Fund L.P.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming us as the defendant. Litho-Flexo contended that we failed to make payment of a trade payable that, with interest and costs amounted to $92,478. We contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. We accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 we entered into a settlement agreement by which all claims of both parties will be settled upon the our payment of an aggregate of $60,000 to Litho-Flexo.  A payment of $30,000 was paid May 31, 2008 with six monthly payments of $5,000 due on the first of each month beginning in July, 2008.  Should we fail to make any of the payments within 10 days of the due dates, Litho-Flexo is entitled to have a judgment entered against us for $150,000 less any amounts paid according to the schedule.  The Company has made the July and August, 2008 payments under the agreement.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 1,600,000 shares valued at $115,200 or $0.072 per share and warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share expiring November 30, 2011, as compensation to a vendor. The value represents the market price of our common stock on the dates of issuance.

We issued 2,000,000 shares of common stock and two year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share for gross proceeds of $100,000 in a private placement.

We issued a three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.05 per share to a vendor for services.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2008 a proposal was made by a shareholder to amend our articles of incorporation to change the number of our authorized shares of common stock from 300,000,000 shares to 500,000,000 shares. This proposal was approved by holders of a majority of our outstanding common stock acting by written consent and we did not hold a formal stockholders’ meeting.  A summary of the votes cast follows.

For	99,847,233
Against	-
Abstain	-

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Patrick Carr, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Rudman Principal Financial Officer

32.1
Certification of David Andrus, Principal Executive Officer and Robert Rudman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: August 14, 2008

By:	/s/ Patrick Carr
Patrick Carr
Principal Executive Officer

By:	/s/ Robert Rudman
Robert Rudman
Principal Accounting Officer