Form 10-Q
period 2008-09-30
DIATECT INTERNATIONAL CORP
filed 2008-11-14
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008 the issuer had 215,200,959 shares of common stock, no par value, outstanding.

		Page Number
PART I Financial Information

ITEM 1.	Condensed Financial Statements (unaudited)
	Balance Sheets as of September 30, 2008 and December 31, 2007	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	2
	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	3
	Notes to Condensed Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation.	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	N/A
ITEM 4T.	Controls and Procedures.	18

PART II Other Information

ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	N/A
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
ITEM 6.	Exhibits.	21
Signatures		22

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$12,716	$9,864
Trade accounts receivable, net of allowance for doubtful accounts of $16,000 and $16,000, respectively	142,288	242,406
Inventory	62,386	66,688
Prepaid expenses and unamortized loan costs	184,254	306,206
Total Current Assets	401,644	625,164
Property and Equipment, net of accumulated depreciation of $166,597 and $140,673, respectively	205,583	258,229
Intangible Assets - EPA Labels	1,116,322	1,116,322
Other Assets	12,781	-
Total Assets	$1,736,330	$1,999,715

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$721,700	$224,213
Accrued liabilities	92,397	155,125
Accrued interest payable	566,484	456,626
Accrued settlement obligations	32,904	89,187
Deferred gain on sale and leaseback of assets	59,594	86,806
Notes payable, net of unamortized discount of $0 and $135,855, respectively	2,707,285	2,578,265
Current portion of capital lease obligations	75,440	60,021
Total Current Liabilities	4,255,804	3,650,243
Long-Term Liabilities
Capital lease obligations, net of current portion	73,712	120,212
Total Liabilities	4,329,516	3,770,455
Stockholders' Deficit
Common stock, no par value; 500,000,000 shares authorized; 215,200,959 shares and 190,562,583 shares outstanding, respectively	25,582,463	24,587,396
Warrants outstanding	2,267,001	1,561,367
Accumulated deficit	(30,442,650)	(27,919,503)
Total Stockholders' Deficit	(2,593,186)	(1,770,740)
Total Liabilities and Stockholders' Deficit	$1,736,330	$1,999,715

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(restated)		(restated)

Sales	$568,848	$657,274	$1,575,746	$1,517,615
Cost of Goods Sold	163,638	177,676	407,021	416,076

Gross Profit	405,210	479,598	1,168,725	1,101,539

Expenses
Marketing and selling	387,251	362,777	1,170,088	833,080
General and administrative	1,003,389	458,379	2,187,678	1,223,903
Total Expenses	1,390,640	821,156	3,357,766	2,056,983

Loss from Operations	(985,430)	(341,558)	(2,189,041)	(955,444)

Other Income (Expense)
Interest expense	(82,816)	(184,759)	(338,389)	(472,799)
Gain from termination of debt	-	96,132	4,283	259,852
Net Other Income (Expense)	(82,816)	(88,627)	(334,106)	(212,947)

Net Loss	(1,068,246)	(430,185)	(2,523,147)	(1,168,391)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Common Shares Outstanding	212,436,132	159,841,857	207,897,388	156,028,923

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
		(restated)
Cash Flows from Operating Activities
Net loss	$(2,523,147)	$(1,168,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69,607	40,279
Amortization of discount on notes payable	135,855	232,050
Amortization of loan costs	118,834	45,039
Gain from debt termination	(4,283)	(259,852)
Net gain on disposal of property and equipment	(27,212)	(12,483)
Issuance of common stock for services	238,200	43,250
Issuance of warrants for services	651,555	192,716
Issuance of warrant for interest	5,446
Changes in operating assets and liabilities:
Accounts receivable	100,118	(131,396)
Inventory	4,302	88,670
Prepaid expenses and unamortized loan costs	11,390	(5,634)
Accounts payable	497,487	(30,572)
Accrued liabilities	(62,726)	(69,386)
Accrued interest payable	119,584	219,580
Net Cash Used in Operating Activities	(664,990)	(816,130)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	(1,893)	(71,811)
Proceeds from sale of property and equipment	-	160,000
Other assets	(12,781)	-
Net Cash Used in Investing Activities	(14,674)	88,189
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	55,000	883,535
Proceeds from exercise of warrants	172,500	75,000
Proceeds from issuance of common stock and warrants	565,000	-
Principal payments on notes payable	(11,835)	(121,968)
Principal payments on capital lease obligations	(46,149)	(13,157)
Payments on accrued settlement obligations	(52,000)	(96,000)
Net Cash Provided by Financing Activities	682,516	727,410
Net Increase (Decrease) in Cash	2,852	(531)
Cash at Beginning of Period	9,864	61,743
Cash at End of Period	$12,716	$61,212

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50,574	$16,099

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of equipment under capital lease obligations	15,067	-
Conversion of notes payable and interest into common stock and warrants	65,174	-

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

Basis of Presentation – The unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 in the Company’s annual report on Form 10-KSB.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Restatement and reclassification

During the second quarter of 2008 the Company realized that the September 30, 2007 financial statements needed to be revised to correct an overstatement of inventory as of September 30, 2007 and an understatement of cost of goods sold for the three and nine months ended September 30, 2007. As a result, the Company corrected the financial statements for September 30, 2007 and for the three and nine months then ended. The corrected statements of operations and statement of cash flows are included in these financial statements.  There was no effect of these adjustments on the financial statements as of December 31, 2007. In addition, the Company has reclassified freight costs from cost of goods sold to marketing and selling expense in the amount of $59,543 and $137,069 for the three and nine months ended September 30, 2007 to conform to the current year presentation.  The effects of the restatements and the reclassifications were as follows:

	As Reported	Restatement and Reclassification	As Restated
Condensed Balance Sheet as of September 30, 2007
Inventory	$386,870	$(239,651)	$147,219
Total Current Assets	485,728	(239,651)	246,077
TOTAL ASSETS	1,810,324	(239,651)	1,570,673
Accumulated deficit	(27,684,304)	(239,651)	(27,923,955)
Total Stockholders' Deficit	(3,386,400)	(239,651)	(3,626,051)
Total Liabilities and Stockholders' Deficit	$1,810,324	$(239,651)	$1,570,673

Condensed Statement of Operations
For the three months ended September 30, 2007
Cost of Goods Sold	$133,427	$44,249	$177,676
Gross profit	523,847	(44,249)	479,598
Marketing and selling	303,234	59,543	362,777
Loss from Operations	(237,766)	(103,792)	(341,558)
Net Loss	(326,393)	(103,792)	(430,185)
Basic and Diluted Loss Per Share	$-	$-	$-

Condensed Statement of Operations
For the nine months ended September 30, 2007
Cost of Goods Sold	$313,494	$102,582	$416,076
Gross profit	1,204,121	(102,582)	1,101,539
Marketing and selling	696,011	137,069	833,080
Loss from Operations	(715,793)	(239,651)	(955,444)
Net Loss	(928,740)	(239,651)	(1,168,391)
Basic and Diluted Loss Per Share	$-	$(0.01)	$(0.01)

Statement of Cash Flows
For the nine months ended June 30, 2007
Net loss	$(928,740)	$(239,651)	$(1,168,391)
Change in inventory	(150,981)	239,651	88,670
Net Cash used in Operating Activities	(816,130)	-	(816,130)

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

Business Condition – The Company generated sales of $1,575,746 and incurred a net loss of $2,523,147 during the nine months ended September 30, 2008. At September 30, 2008 the Company had a total stockholders’ deficit of $2,593,186 and its current liabilities exceeded current assets by $3,854,160.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future even though no assurance can be given that such events will occur.

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

Prepaid expenses and unamortized loan costs - Prepaid expenses and unamortized loan costs are comprised of prepaid insurance and the unamortized portion of loan costs.

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

Intangible Assets   – The Company’s intangible assets consist of the labels that are placed on its products and that have been registered with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. The estimated useful life of the labels is indefinite and the labels are assessed for impairment at least annually and when otherwise appropriate. The Company has not impaired the value of the labels in 2008 or 2007.

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

Revenue Recognition – The Company manufactures and sells pesticides to retailers, agricultural concerns and directly to the public through a Company and an affiliate website. Revenue from the sale of its products are recognized when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred and no significant obligations remain, (c) the sales price is fixed and determinable and (d) collection is determined to be probable. Sales credits and price concessions are treated as a reduction of revenue. Product returns are permitted, but historically have occurred within a short period after the sale and are estimated and recognized as a reduction of revenue at the time of the sale.

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue and the associated costs are recorded as marketing expenses.  Total shipping and handling costs included in marketing expenses for the three months ended September 30, 2008 and 2007 were $59,651 and $70,044, respectively.  Total shipping and handling costs included in marketing expenses for the nine months ended September 30, 2008 and 2007 were $186,863 and $152,115, respectively.

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

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At September 30, 2008 and 2007, there were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	September 30,	September 30,
	2008	2007
Outstanding warrants	94,383,820	29,000,000
Convertible promissory notes convertible into:
Common stock	5,500,000	29,420,000
Warrants	500,000	29,420,000
Total potentially dilutive common shares	100,383,820	87,840,000

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

Recently Enacted Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed did not have a material impact on our financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our results of operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 will provide a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of amendments to the Public Company Accounting Oversight Board’s standards. The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$43,501	$32,836
Finished goods	18,885	33,852
Total Inventory	$62,386	$66,688

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Estimated
	Useful Life	September 30,	December 31,
	in Years	2008	2007
Computer equipment	3 to 5	$80,613	$89,774
Office furniture and equipment	5	45,724	48,024
Manufacturing equipment	3 to 10	240,908	256,169
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		372,180	398,902
Less: Accumulated depreciation		(166,597)	(140,673)
Net Property and Equipment		$205,583	$258,229

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $69,607 and $40,279, respectively.

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the state of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

NOTE 4 – NOTES PAYABLE

Notes payable are classified as current liabilities and are comprised of the following:

	September 30,	December 31,
	2008	2007
Revolving line of credit with financial institution	$49,972	$49,807
Accounts receivable line of credit	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	40,000	40,000
Unsecured 12% notes payable due February 28, 2009	55,000	-
Unsecured 15% notes payable to investors, in default	34,500	36,500
Unsecured 12% convertible promissory notes payable, net
of unamortized discount of $0 and $135,855, respectively, in default	275,000	189,145
Unsecured 5% notes payable to shareholders, due in 2008, in default	1,210,937	1,220,937
Unsecured 5% notes payable to vendors, due in 2008, in default	564,626	564,626
Total Notes Payable	$2,707,285	$2,578,265

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,972. The line of credit bears interest at 7.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and was recorded as prepaid expenses and unamortized loan costs and is being amortized over the life of the loan.  A total of $62,370 was amortized for the nine months ended September 30, 2008.

In August, 2008 the Company executed an amendment to increase the currently available amount of credit under the line to the greater of $185,000 or 80% of eligible accounts receivable as defined in the agreement until January 1, 2009.  The amendment also reduced the total available amount from $500,000 to $250,000, subject to eligible accounts receivable requirements.

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% and are in default at September 30, 2008.

In September, 2008 the Company issued an unsecured 12% note in the amount of $55,000 for cash payable February 28, 2009.

Convertible Promissory Notes Payable – The Company has a past due 12% unsecured convertible promissory note with a face amount of $25,000 issued in conjunction with a private placement in 2007. The note is convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. The note is convertible into 500,000 shares of common stock and a warrant to purchase 500,000 shares of common stock. The Company has the option to redeem the note at its face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. Based upon the market price of the Company’s common stock on the date the note was issued, the investor received a beneficial conversion option. The beneficial conversion option was computed as the difference between the fair value and the allocated proceeds of the common stock issuable upon conversion of the promissory notes. The recognition of the beneficial conversion option resulted in a discount to the note payable that was amortized over the term of the convertible notes using the effective interest method.  The discount was fully amortized at September 30, 2008. A total of $3,523 and $206,756 was recognized as interest expense during the nine months ended September 30, 2008 and 2007 for the notes issued pursuant to the private placement.

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock. The investor received a beneficial conversion option resulting in a discount which is fully amortized as of September 30, 2008.  A total of $132,333 of the discount was recognized as interest expense for the nine months ended September 30, 2008.

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

The accrued settlement obligations include the following:

	September 30,	December 31,
	2008	2007

Litho-Flexo Grafics, Inc.	$10,000	$63,283
Other	22,904	25,904
Total	$32,904	$89,187

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 the Company entered into a settlement agreement by which all claims of both parties will be settled upon the payment by the Company of an aggregate of $60,000 to Litho-Flexo.  A payment of $30,000 was due May 31, 2008 with six monthly payments of $5,000 due on the first of each month beginning in July, 2008.  Should the Company fail to make any of the payments within 10 days of the due dates, Litho-Flexo is entitled to have a judgment entered against the Company for $150,000 less any amounts paid according to the schedule. The Company has made the required payments on a timely basis.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Administrative Proceeding – U.S. Securities and Exchange Commission

One September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming the Company as a respondent.  This administrative proceeding has file no. 3-12843. The administrative proceeding sought to revoke the Company’s registration under the Securities Exchange Act of 1934 (“Exchange Act”) under which the Company files quarterly and annual financial reports.  The Company had not filed nine quarterly and annual financial reports.  All of these reports have been filed.

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

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the former president who was also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars them as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company intends to vigorously defend the allegations of the Complaint.

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

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the nine months ended September 30, 2008, the Company recognized $18,141 of this gain.

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,809,984 of the warrants will vest and have been valued at $212,994. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $68,474 was recorded as amortization expense during the nine months ended September 30, 2008.  In August, 2008 the Company executed an amendment to the Master Lease Line who agreed to exercise 2,000,000 warrants to purchase common stock at an exercise price of $0.05 per share in exchange for past due payments totaling $51,943 and cash of $48,057.  In addition, the Company agreed to vest the remaining 4,190,016 of the warrants to purchase common stock at an exercise price of $0.05 per share issued in conjunction with the Master Lease Line. Upon vesting, the Company expensed the remaining fair value at issuance of $153,630 as additional loan cost amortization.

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

NOTE 7 - COMMON STOCK

In May 2008, the shareholders approved an increase of the authorized common stock of the Company from 300,000,000 shares to 500,000,000 shares.

For the nine months ended September 30, 2008, the Company issued 1,600,000 shares valued at $115,200 or $0.072 per share, as compensation to a vendor, 1,640,000 shares valued at $123,000 or $0.075 per share, as compensation to employees and two vendors. The values represent the market price of the Company’s common stock on the dates of issuance.

The Company issued 9,250,000 shares of common stock upon the exercise of warrants for proceeds of $172,500.

The Company issued 9,800,000 shares of common stock and two year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share for gross proceeds of $490,000.  The proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $190,282 and the balance of the proceeds of $299,718 was allocated to the common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following weighted average assumptions: risk free interest rate of 1.80% - 2.48%, expected dividend yield of 0%, expected volatility of 117% - 131% and an expected life of 2 years.

The Company also issued 1,153,845 shares of common stock and two year warrants to purchase 1,153,845 shares of common stock at an exercise price of $0.13 per share for gross proceeds of $75,000.  The proceeds were allocated based on the relative fair values of the common stock and the warrants on the dates of issuance.  The allocated fair value of the warrants was $22,590 and the balance of the proceeds of $52,410 was allocated to the common stock. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following weighted average assumptions: risk free interest rate of 2.35% - 2.52%, expected dividend yield of 0%, expected volatility of 113% - 117% and an expected life of 2 years.

NOTE 8 - STOCK WARRANTS

In May, 2008 the Company issued a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share to a vendor for services which expires November 30, 2011.  The value of the warrant of $61,000 was charged to General and Administrative expenses on the issuance date. The fair value of the warrants, determined using the Black-Scholes Option Pricing Model, was calculated using the following assumptions: risk free interest rate of 2.7%, expected dividend yield of 0%, expected volatility of 117% and an expected life of 3.55 years.

In September, 2008 the Company issued three-year warrants to purchase 1,741,667 shares of common stock at an exercise price of $0.05 per share to five consultants for services provided.  In addition, the Company issued three-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.75 per share to two vendors for services provided.  The fair value of the warrants of $134,925 was charged to General and Administrative expenses on the issuance date.  The fair value was determined using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.0%, expected dividend yield of 0%, expected volatility of 115% and an expected life of 3 years.

On September 25, 2008 the Company issued 12,000,000 three-year warrants to purchase common stock at an exercise price of $0.07 per share its officers and directors.  The Chief Executive Officer received 5,000,000 warrants, the Chief Financial Officer received 3,000,000 warrants, and four directors each received 1,000,000 warrants. The director warrants vested on the date of issuance.  The warrant issued to the Chief Executive Officer vests 1,000,000 shares on the date of issuance, with 2,000,000 warrants vesting on September 25, 2009 and 2010, respectively.  The warrant issued to the Chief Financial Officer vests 1,000,000 shares on issuance, with 1,000,000 shares vesting on September 25, 2009 and 2010, respectively.  The warrants were valued at $552,000, of which $276,000 was recognized as General and Administrative expenses, representing the vested portion of the fair value of the warrants on the issuance date.  The fair value was determined using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.4%, expected dividend yield of 0%, expected volatility of 112% and an expected life of 3 years.  The exercise price exceeded the closing market price on the date of issuance.

The following summarizes the outstanding warrants as of September 30, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	1.1	12,750,000
$0.05	15,075,000	3.6	15,075,000
$0.07	12,500,000	3.0	7,500,000
$0.075	51,904,975	2.1	51,904,975
$0.10	1,000,000	3.1	1,000,000
$0.13	1,153,845	1.8	1,153,845
	94,383,820		89,383,820

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

Overview

Diatect International Corporation (the “Company”) is a California corporation operating in Utah as a developer and marketer of pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States.  We have established an internet presence as well to sell directly to the consumer via our website.  In addition, in November, 2008 we became a distributor of products for Source Direct, Inc., a provider of a proprietary line of green, all-purpose, all-surface, non-toxic, biodegradable cleaning products, for a term of ten years.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended September 30, 2008 and 2007

Revenues for the three months ended September 30, 2008 were $568,848 as compared to $657,274 for the three months ended September 30, 2007, a decrease of $88,426. The decrease is due to decreases in agricultural sales offset by increases in internet based sales.

Cost of revenues for the three months ended September 30, 2008 were $163,638 as compared to $177,676 for the three months ended September 30, 2007, a decrease of $14,038. The decrease is due the decrease in sales volumes partially offset by decreased product costs associated with internet based sales.

Marketing and selling expenses were $387,251 for the three months ended September 30, 2008 as compared to $362,777 for the three months ended September 30, 2007, an increase of $24,474. The increase is primarily due to increases in internet marketing and increases in media content related expenses in the three months ended September 30, 2008 when compared to the prior year period.

General and administrative expenses were $1,003,387 for the three months ended September 30, 2008 as compared to $458,379 for the three months ended September 30, 2007, an increase of $545,010.  The increase is primarily due to increases in director and officer compensation, increases in professional fees, and increases in amortization of loan costs.  Included in general and administrative expenses for the three months ended September 30, 2008 and 2007 are the non-cash costs of shares and warrants to purchase common stock valued at $410,925 and $15,693, respectively issued for officer, director and professional service fees. In addition, the three months ended September 30, 2008 and 2007 include non-cash costs for the amortization of loan costs in the amount of $176,517 and $13,807, respectively.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $82,816 for the three months ended September 30, 2008 as compared to $184,759 for the three months ended September 30, 2007, a decrease of $101,943.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $2,598 and $90,148 for the three months ended September 30, 2008 and 2007, respectively.  The remaining decrease is due to lower levels of debt during the three months ended September 30, 2008.  Gain from termination of debt for the three months ended September 30, 2007 was $96,132 pertains primarily to the settlement of certain liabilities at less than the recorded value.  There was no comparable amount for the three months ended September 30, 2008.

Comparison results for the nine months ended September 30, 2008 and 2007

Revenues for the nine months ended September 30, 2008 were 1,575,746 as compared to $1,517,615 for the nine months ended September 30, 2007, an increase of $58,131. The increase is due to an increase in sales to the agriculture supply market and increases in internet based sales.

Cost of revenues for the nine months ended September 30, 2008 were $407,021 as compared to $416,076 for the nine months ended September 30, 2007, an decrease of $4,983. The increase is due to higher sales volumes partially offset by decreased product costs associated with internet based sales.

Marketing and selling expenses were $1,170,088 for the nine months ended September 30, 2008 as compared to $833,080 for the nine months ended September 30, 2007, an increase of $337,008. The increase is primarily due to increases in internet marketing, increases in freight and commissions expenses due to increased sales and increases in media content related expenses in the nine months ended September 30, 2008 when compared to the prior year period.

General and administrative expenses were $2,187,678 for the nine months ended September 30, 2008 as compared to $1,223,903 for the nine months ended September 30, 2007, an increase of $963,775.  The increase is primarily due to increases in director and officer compensation, professional fees, investor relations fees and amortization of loan costs.  Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are the non-cash costs of shares and warrants to purchase common stock valued at $497,925 and $127,657, respectively issued for director and officer compensation, professional services and investor relations services.  In addition, the nine months ended September 30, 2008 and 2007 include non-cash costs for the amortization of loan costs in the amount of $270,963 and $45,039, respectively.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $338,389 for the nine months ended September 30, 2008 as compared to $472,799 for the nine months ended September 30, 2007, a decrease of $134,410.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $135,055 and $232,050 for the nine months ended September 30, 2008 and 2007, respectively.  The remaining decrease is due to lower levels of debt during the nine months ended September 30, 2008.  Gain from termination of debt for the nine months ended September 30, 2008 and 2007 was $4,283 and $259,852, respectively and pertains primarily to the settlement of certain liabilities at less than the recorded value.

Liquidity and Capital Resources

Our cash and cash equivalents of $12,716 as of September 30, 2008 are not considered sufficient to support our current levels of operations for the next 12 months.  Accordingly, we are actively seeking additional financing through debt or equity offerings.

We must raise working capital to fund our on-going operations through one or more debt or equity financings. Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position and results of operations and may result in our having to severely curtail or even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2008.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the former president who was also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company intends to vigorously defend the allegations of the Complaint.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued 1,000,000 shares valued at $75,000 or $0.075 per share as compensation to a vendor. The value represents the market price of our common stock on the dates of issuance.

We issued 1,153,845 shares of common stock and two-year warrants to purchase 1,143,845 shares of common stock at an exercise price of $0.13 per share for gross proceeds of $75,000 in a private placement.

We issued three-year warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share to two vendors for services.

We issued a three-year warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.075 per share to two vendors for services.

We issued 1,194,531 shares and a two-year warrant to purchase 1,194,531 shares of common stock at an exercise price of $0.75 per share upon the conversion of a note payable in the amount of $50,000 and related interest of $9,728.

We issued three-year warrants to purchase 12,000,000 shares of common stock at an exercise price of $0.07 per share as compensation to our officers and directors.  The exercise price exceeded the market price on the date of grant.

We issued a three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.07 per share as compensation to a vendor.

We issued 2,000,000 shares of common stock upon the exercise of a warrant to purchase common stock at an exercise price of $0.05 per share for proceeds of 48,057 and the conversion of amounts due the warrant holder of $51,943.

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Patrick Carr, Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert Rudman Principal Financial Officer

32.1
Certification of Patrick Carr, Principal Executive Officer and Robert Rudman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: November 14, 2008

By:	/s/ Patrick Carr
Patrick Carr
Principal Executive Officer

By:	/s/ Robert Rudman
Robert Rudman
Principal Accounting Officer