Form 10-K
period 2008-12-31
DIATECT INTERNATIONAL CORP
filed 2009-05-18
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark if the issuer is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐		Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    No ☒

For the fiscal year ended December 31, 2008 the issuer’s revenues were $1,931,660.

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $14,613,944 based on the average of the bid and ask prices of such stock on that date of $0.075, as reported on the OTC Bulletin Board.

On May 18, 2009 there were 215,350,959 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents included by reference: None

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements. All statements other than statements of historical fact, including statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions, future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.

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

PART I

ITEM 1.  Our Business

Diatect International Corporation (the “Company”) is a developer and marketer of non-toxic pesticide products, selling its products to wholesale distributors and retail customers in the United States.  We also sell directly to the consumer via our website at www.diatect.com.  The Company was incorporated under the laws of the State of California in 1979 as San Diego Bancorp., and we changed our name to Diatect International Corporation in 1998.  During 2002, we consolidated our operations in Utah, moving our administrative offices from Idaho and our manufacturing facilities from Kansas.

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

Our Intellectual Property, Patents and Proprietary Rights

We rely on five registrations (42850-1 through 5) that we obtained from the Environmental Protection Agency (EPA) that allowed us to formulate eight labels for retail sales. These registrations are required for the production and marketing of our insect control products. Pursuant to the Federal Insecticide, Fungicide and Rodenticide Act, all insecticides must be "registered" with the EPA, and specific conditions for their use must be stated on an approved label. These labels provide an extensive amount of information and indicate that the insecticide has been tested and evaluated, provide instructions for the proper handling, use, storage and disposal; and state that the EPA regulates the use thereof. The process of submitting a pesticide product to the EPA and obtaining approval through registration to label one or more products for retail sale may take a considerable amount of time and require substantial expenditures.

Obtaining EPA registrations and approval of our labels represents an essential asset of the Company and is the result of lengthy and costly effort. During 2003, we reevaluated the estimated useful life of our EPA labels and determined that competitive business conditions and the continued introduction of new products into the marketplace has resulted in a shortening of their estimated useful life. Consequently, in 2003 we elected to amortize the approximate $1.7 million carrying value of the EPA labels over a 7-year period using the straight-line method.  During 2005, the useful life of the labels was reviewed for impairment in light of the growing concern with synthetic insecticides and it was concluded that the life of the labels would exceed 10 years.  Further, it has been estimated by the American Crop Protection Society that replacing EPA labels in today’s environment would cost between $160 million and $250 million. Based on this analysis, we concluded that the labels have indefinite lives and should not be amortized further, but are subject to periodic review for impairment.  During 2008 we performed an impairment analysis in light of the decrease in sales and our lack of funds for operations and expansion.  As a result of this analysis, we recognized an impairment of the remaining value of the EPA labels in 2008 in the amount of $1,116,322.

Marketing and Sales

We market our products under two different product brand names - Diatect™ and Results™.

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

A substantial part of our advertising and marketing efforts have been directed toward direct marketing and trade shows. We believe that one-on-one contact with our wholesale buyers allow us to explain the differences between our non-toxic products and competitive products whose active ingredients may contain toxins or synthetics. We have a variety of wholesale customers and we are not dependent on any one or on a small group of customers for our product sales. Primarily our customers are comprised of small to medium retail outlets that serve agriculture and gardening customers in the United States, where the insect population is prevalent. We do not have any agreements with our customers for their purchase of our products over any period of time.

In 2004, we started to sell our product in a single Big Box retail outlet and by the end of the year we had a retail vendor number allowing us to sell our products to 76 retail outlets in the southeast region. These sales do not constitute a major customer. Furthermore, having a retail vendor number is not an agreement to purchase our product, but it allows us the opportunity to sell our product to their retail outlets.

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

Employees

As of December 31, 2008, the Company had 13 full time employees.

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

On January 1, 2007, the Company entered into a five year lease with Aspen Capital Management, LLC, an entity controlled by our major shareholder requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,520 per month, respectively.

We have insurance for the building and inventory for amounts which we believe are adequate.

ITEM 3.  LEGAL PROCEEDINGS

U.S. Securities and Exchange Commission The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the former president who was also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and our revenues for those years.  The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and a bar as an officer and director.  In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010.  The Company is seeking to constructively resolve this issue by settlement with the SEC.

Administrative Proceeding – U.S. Securities and Exchange Commission - On September 27, 2007, the Commission entered an order instituting a proceeding under Section 12(j) of the Securities Exchange Act of 1934 (“1934 Act”) naming the Company as a respondent.  This administrative proceeding has file no. 3-12843.   The administrative proceeding sought to revoke the Company’s registration under the Securities Exchange Act of 1934 (“Exchange Act”) under which the Company files quarterly and annual financial reports.  The Company had not filed nine quarterly and annual financial reports.  All of these reports have been filed as of January 2, 2008.

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

Litho-Flexo Graphics, Inc. – On May 23, 2003, we were named as defendant in a complaint filed by Litho-Flexo Graphics, Inc. in the Fourth District Court in and for Wasatch County, State of Utah. Litho-Flexo claimed a trade payable of $92,478. We contended that the packaging labels we received from Litho-Flexo were defective and could not be used in the packaging of our products. We filed a counterclaim claiming damages in excess of $100,000 caused by the defective labels. We accrued a $72,625 settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 the Company entered into a settlement agreement by which all claims of both parties will be settled upon the payment by the Company of an aggregate of $60,000 to Litho-Flexo.  The Company made all required payments on a timely basis.

Litigation Claim -  The Company has been threatened with litigation regarding a loan agreement on which the statute of limitations was believed by management to have expired.  Although the Company has not received a complaint regarding this claim, they have accrued an estimated loss from this threatened litigation in the amount of $282,367.

Jack Stites- On June 23, 2008 Jack Stites (“Stites”) filed a complaint in the Chancery Court of Putnam County, Tennessee naming the Company as a defendant.  Stites contends that the Company failed to make payment on an unsecured note payable in the amount of $40,000 plus accrued interest and fees of $110,180.  The Company did not respond to the suit, and a default judgment was entered against the Company in the amount of $150,180. Stites has also obtained a judgment in the state of Utah against the Company. The Company has recorded this amount as loss contingency on the accompanying statement of operations as of December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

We did not submit any matters to a vote of our securities holders in the fourth quarter ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are presently quoted on the OTC Bulletin Board under the symbol DTCT. Listed below are the high and low bid prices for the shares of our common stock during the years ended December 31, 2008 and 2007. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2008
First Quarter (ended March 31, 2008)	$0.080	0.070
Second Quarter (ended June 30, 2008)	0.080	0.070
Third Quarter (ended September 30, 2008)	0.070	0.060
Fourth Quarter (ended December 31, 2008)	0.030	0.020

Fiscal 2007
First Quarter (ended March 31, 2007)	$0.055	$0.030
Second Quarter (ended June 30, 2007)	0.043	0.024
Third Quarter (ended September 30, 2007)	0.065	0.035
Fourth Quarter (ended December 31, 2007)	0.070	0.034

We presently do not have any stock compensation plans.

As of December 31, 2008 there were 215,350,959 shares issued and outstanding and approximately 1,235 holders of record of our common stock. We believe that a significant number of beneficial owners of our common stock hold shares in street name. No dividends have ever been paid to holders of our common stock, and we do not anticipate paying dividends in the future.

Sales of Unregistered Securities

The following provides information regarding sales of equity securities by us during the fiscal year ended December 31, 2008 which were not registered under the Securities Act.  All issuances were of the Company’s no par common stock.  The Company relied upon the exemption from registration of the issuance of the securities discussed below provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”), in view of the close relationships that each of the purchasers acquiring such securities had with the Company and the access to all material information about the Company provided to all such purchasers.

On January 1, 2008, we issued a three-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.07 per share as compensation to a vendor for services rendered.

Between January 4 and June 30, 2008, we completed 14 separate transactions in which we issued 9,800,000 shares of common stock and two year warrants to purchase 9,800,000 shares of common stock at an exercise price of $0.05 per share upon the conversion of the Company’s convertible promissory notes having an aggregate principal amount of $490,000, which the noteholders had acquired in 2007.

On January 11, 2008, we issued 7,000,000 shares of common stock upon the exercise of warrants for proceeds of $70,000, in accordance with the terms of such warrants..

On January 29, 2008, we issued 250,000 shares of common stock upon the exercise of warrants for proceeds of $2,500, in accordance with the terms of such warrants.

On June 18, 2008, we issued 1,600,000 shares valued at $115,200 or $0.072 per share and a three-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share as compensation to a vendor for services rendered.  The value represents the market price of our common stock on the date of issuance.

On July 1, 2008, we issued three-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share to three vendors for services rendered.

On July 1, 2008, we issued a three-year warrant to purchase 1,575,000 shares of common stock at an exercise price of $0.05 per share to five vendors for services rendered.

On July 7, 2008, we issued 1,000,000 shares of common stock valued at $75,000 or $0.075 per share as compensation to a vendor for services rendered; and on January 4, 2008, we issued an additional 640,000 shares of common stock valued at $48,000 or $0.075 per share to employees.  The value represents the market price of our common stock on the dates of issuance.

On July 31, 2008, we issued 769,230 shares of common stock and two-year warrants to purchase 769,230 shares of common stock at an exercise price of $0.13 per share for gross proceeds of $50,000 in a private placement to a purchaser who was an “accredited investor” as defined by Regulation D under the Securities Act.

On August 7, 2008, we issued 2,000,000 shares of common stock upon the exercise of warrants for proceeds of $100,000, in accordance with the terms of such warrants.

On August 18, 2008, we issued 384,615 shares of common stock and two-year warrants to purchase 384,615 shares of common stock at an exercise price of $0.13 per share for gross proceeds of $25,000 in a private placement to a purchaser who was an “accredited investor” as defined by Regulation D under the Securities Act.

On August 31, 2008, we issued 1,194,531 shares of common stock and a two-year warrant to purchase 1,194,531 shares of common stock at an exercise price of $0.75 per share, to an investor, upon the conversion of a note payable to him from the Company in the amount of $50,000 and related interest of $9,728.

On September 25, 2008, we issued three-year warrants to purchase 12,000,000 shares of common stock at an exercise price of $0.07 per share as compensation to our officers and directors.  The exercise price exceeded the market price on the date of grant.

On November 14, 2008, we issued 150,000 shares valued at $6,750 or $0.045 per share, as compensation to a vendor for services rendered.  The value represents the market price of our common stock on the date of issuance.

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

Results of Operations for the Fiscal Years ended December 31, 2008 and 2007

Results of Operations:

Revenue: We had revenue of $1,931,660 for the year ended December 31, 2008 compared to $2,015,484 for the year ended December 31, 2007.   Total revenue decreased in 2008 by $83,824 primarily due to decreases in web based retail sales and reduced sales into the commercial agriculture market.

Cost of revenue:   Our cost of revenue was $550,046 for the year ended December 31, 2008 as compared to $600,424 for the year ended December 31, 2007.  The decrease of $50,378 is due to reductions in labor costs related to manufacturing.

Marketing and Selling Expenses: Marketing and selling expenses were $1,417,392 for the year ended December 31, 2008, as compared to $1,182,066 for the year ended December 31, 2007.  The increase of $235,326 is due primarily to increases in web based advertising and increases in compensation expenses for marketing staff.

General and Administrative Expenses: For the year ended December 31, 2008 general and administrative expenses were $2,677,987 as compared to $1,767,231 for the year ended December 31, 2007.  The increase of $910,756 is primarily due to increases in director and officer compensation, professional fees, investor relations fees and amortization of loan costs.

Loss from Litigation Claims and Judgments: Loss from Litigation Claims and Judgments was $432,547 and is comprised of amounts of judgments obtained against the Company and estimated amounts for claims anticipated from legal action.  There was no comparable amount for the year ended December 31, 2007.

Impairment of EPA Labels:  During the fourth quarter of 2008, the Company performed an impairment analysis of our EPA labels in view of our reduced sales, continued losses and our limited financial capabilities and determined that the value of the EPA labels of $1,116,322 was fully impaired.  There was no comparable amount for the year ended December 31, 2007.

Other Income and Expense: Other income and expense is comprised of interest expense and gain from termination of debt.   For the year ended December 31, 2008 interest expense was $443,150 as compared to $676,249 for the year ended December 31, 2006, a decrease of $233,099. The decrease is primarily due to the lower amortization of loan discount somewhat offset by higher borrowing levels. Interest expense for the years ended December 31, 2008 and 2007 reflects the amortization of loan discount in the amount of $135,855 and $313,536, respectively.

Gain from termination of debt was $1,046,547 for the year ended December 31, 2007. The amount is comprised primarily of debt and related accrued interest in the amount of $773,492 for which the statute of limitations has expired. Also included are settlements of liabilities at less than their recorded amounts. There is no comparable amount for the year ended December 31, 2008.

Liquidity and Capital Resources

Our cash and cash equivalents was $587 as of December 31, 2008 and we had a working capital deficiency of $4,847,568. Accordingly, we are actively seeking additional financing through debt and/or equity offerings.

From March 1 to May 7, 2009 we issued short term Notes for proceeds totaling $700,000 at interest rates ranging from 12% to 24%.  The proceeds from these short term Notes were used for working capital purposes.

The proceeds from these short term Notes are not considered sufficient to support our operations, and we must raise working capital to fund our on-going operations through one or more debt or equity financings. Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position and results of operations and may result in our having to severely curtail or even cease our operations.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2008.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

/s/ Patrick Carr
Patrick Carr
President
/s/ Robert Rudman
Robert Rudman Chief Financial Officer

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

Item 8B.  Other Information

None

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth as of December 31, 2008 the name, age and position of each of our executive officers and directors and their respective terms of office.

Name	Age	Position	Director and/or Officer Since
Patrick Carr	61	Chief Executive Officer Chairman of the Board and Director	July 15, 2008

Robert Rudman	61	Chief Financial Officer	March 24, 2008

David Carlile	53	Director	May 1, 2008

Philip Ellett	55	Director	April 15, 2008

Timothy White	60	Director	May 8, 2008

Frank Sanchez*	49	Director	April 7, 2008
* Resigned February 20, 2009

Audit Committee Financial Expert

Timothy White serves as the sole member of our Audit Committee.  The Company is presently seeking an additional member to serve on the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”). Such officers, directors, and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.  The Company believes all necessary reports were made on a timely basis for the period of this report on Form 10-K.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2008 and 2007 by our Principal Executive Officer and Principal Financial Officer (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant or Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick Carr	2008	114,583	-		80,500	-	-	-	195,083
Chief Executive Officer	2007	-	-	-	-	-	-	-	-
Robert Rudman	2008	-	-	-	63,250	-	-	-	63,250
Chief Financial Officer	2007	-	-		-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Patrick Carr signed an employment agreement effective July 15, 2008 for a term of two years at an annual salary of $250,000 per year.  The agreement also provides for the granting of three-year warrants to purchase up to five million shares of the Company at an exercise price of $0.07 per share. The warrants are subject to time vesting with one million vested on the grant date of September 24, 2008, two million on the first anniversary and two million on the second anniversary. A total of $76,920 of Mr. Carr’s salary was unpaid as of December 31, 2008.

Mr. Rudman does not receive a salary for his services to the Company. His services are provided to the Company as part of the services provided to the Company by Aspen Capital Partners, LLC under the 2008 Engagement Letter described under Item 12 below.

Outstanding Equity Awards at Fiscal Year-End

	Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants (#) Exciseable	Number of Securities Underlying Unexercised Warrants (#) Unexerciseable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants (#)	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Patrick Carr	1,000,000	4,000,000	—	$0.07	9/24/2011	—	—	—	—
Robert Rudman	1,000,000	2,000,000	—	$0.07	9/24/2011	—	—	—	—

Compensation of Directors

The following table summarizes data concerning the compensation of our directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Warrant and Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Ellett	-	-	46,000	-	-	-	46,000
David Carlile	-	-	46,000	-	-	-	46,000
Timothy White	-	-	46,000	-	-	-	46,000
Frank Sanchez	-	-	46,000	-	-	-	46,000

 On September 25, 2008 each director was granted a three-year warrant to purchase 1,000,000 shares of Company common stock at an exercise price of $0.07 per share.  The warrants were fully vested upon issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock as of May 18, 2009, based on information available to us by the following persons or groups:

•	each person who is known by us to own more than 5% of the outstanding common stock;
•	each of our directors;
•	the Named Executive Officers; and
•	all of our executive officers and directors, as a group.

As of May 18, 2009, there were 215,350,959 shares of common stock issued and outstanding.

Name and Position of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Aspen Capital Partners	15,000,000	7.83%
Patrick Carr, Chief Executive Officer, Chairman of the Board	5,000,000	2.32%
Robert Rudman, Chief Financial Officer	3,000,000	1.39%
Philip Ellett Director	1,000,000	*
David Carlile Director	1,000,000	*
Timothy White Director	1,000,000	*
Total officers and directors as a group (5 persons)	11,000,000	5.11%

* - Less than 1%

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

Securities Authorized for Issuance Under Equity Compensations Plans

The Company does not have any Equity Compensation Plans.

Item 12.  Certain Relationships and Related Transactions

During the fourth quarter of 2006, the land and building where we maintain our offices and manufacturing facility was sold by a shareholder to Aspen Capital Management, LLC (“Landlord”) an entity that is controlled by our major shareholder. Commencing on January 1, 2007, we entered into a five year lease with the Landlord, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,520 per month, respectively.

In October 2008, we entered into a one year Investment Banking Agreement with Pointe Atlantic, Inc. an entity that is owned by our major shareholder. The terms of the Investment Banking Agreement required that we pay a monthly retainer of $7,500. If a merger or acquisition transaction is consummated during the term of this agreement, the Company shall pay a cash fee equal to the sum of 5% of the aggregate consideration and 2.5% if the aggregate consideration exceeds $5 million. In the event that Pointe assists in the arranging of a debt financing, the Company will pay Pointe a fee of 2.5% of the total debt facility. As our exclusive placement agent, Pointe shall be paid 8% of the gross proceeds of a securities transaction plus a 2% non-accountable expense allowance and warrants equal to 20% of the offering at the offering price.

In February 2006, we entered into a renewable two-year non-exclusive engagement letter ( the “ Engagement Letter”) with Aspen Capital Partners, LLC, an entity that is owned by our major shareholder to provide consulting services in a variety of areas relating to our financial, strategic and developmental growth. The financial terms of the Engagement Letter required a non-refundable retainer fee of $25,000, the issuance of 2,500,000 shares of common stock and payments of $15,000 per month for a two-year period. Additional provisions of the Engagement Letter provide that we issue 8,000,000 warrants to purchase common stock at $0.01 per share for a period of five years and, upon the completion of the $150,000 bridge financing, we issued 4,500,000 warrants to purchase common stock at $.01 per share for a period of five years. The 8,000,000 warrants issued pursuant to the Engagement Letter were valued at $125,892. This amount was recorded as a prepaid expense and will be amortized over the two year term of the agreement. The 4,500,000 warrants were valued at $76,410 and were recorded as interest expense. The agreement also provides for the issuance of 5,000,000 warrants to purchase common stock at $0.05 per share for a period of five years upon the completion of one million dollars of funding. These warrants were issued in May, 2007.

In March 2008, we entered into a second renewable two-year non-exclusive engagement letter (the “2008 Engagement Letter”) with Aspen Capital Partners, LLC that specifically supersedes the  earlier Engagement Letter. In addition to providing consulting services in a variety of areas relating to our financial, strategic and developmental growth, Aspen agreed to provide one of its employees to serve in the position of the Company’s Chief Financial Officer. The Company agreed to pay Aspen a monthly consulting fee of $20,000 for the services provided by both Aspen and the Chief Financial Officer. On July 15, 2008, Aspen agreed to reduce its monthly retainer to $15,000 in conjunction with the appointment of Patrick Carr as the Company’s new President.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC (“Gulf Pointe”).  Our major shareholder is a one-third beneficial owner of Gulf Pointe.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier-one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Gulf Pointe for $160,000 and leased the assets back from Gulf Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the years ended December 31, 2008 and 2007, the Company recognized $36,283 and $22,043, respectively of this gain. In connection with entering into the lease for the equipment, the Company recognized a $160,000 capital lease obligation.  The Company has utilized an additional $15,067 and $45,599 of this lease financing facility during 2008 and 2007, respectively.

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,809,984 of the warrants will vest and have been valued at $212,994. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $78,586 and $72,665 was recorded as amortization expense during the years ended December 31, 2008 and 2007, respectively.

In August, 2008, the Company executed an amendment to the Master Lease Line in which Gulf Pointe agreed to exercise 2,000,000 warrants to purchase common stock at a price of $0.05 per share in exchange for past due payments totaling $51,943 and cash of $48,057.  In addition, the Company agreed to vest the remaining 4,190,016 of the warrants to purchase common stock at an exercise price of $0.05 per share issued in conjunction with the Master Lease Line. Upon vesting, the Company expensed the remaining fair value at issuance of $153,630 as additional loan cost amortization.

On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P., an entity that is owned one-third by our major shareholder for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five-year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share.

In August, 2008 the Company executed an amendment to increase the currently available amount of credit under the line to the greater of $185,000 or 80% of eligible accounts receivable as defined in the agreement until January 1, 2009.  The amendment also reduced the total available amount from $500,000 to $250,000, subject to eligible accounts receivable requirements.

Item 13.  Exhibits

Index to Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Patrick Carr, Principal Executive Officer and Robert Rudman, Principal Financial Officer

32.1
Certification of Patrick Carr, Principal Executive Officer and Robert Rudman, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.  Principal Accountant Fees and Services

Audit Fees:

The following is a summary of the aggregate fees billed to us by Hansen, Barnett & Maxwell, P.C. for the fiscal years ended December 31, 2008 and 2007:

	Fiscal 2008	Fiscal 2007

Audit Fees	$94,966	$103,882
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL Fees	$94,966	$75,347

Pre-Approval Policies and Procedures:

Our Board of Directors reviews and approves audit and permissible non-audit services performed by our registered public accounting firm. In its review of non-audit service fees and in its appointment of a registered public accounting firm, our Board of Directors considered whether such services are compatible with maintaining the authorized independence, objectivity and impartial judgment on all issues encompassed within our public accountants’ engagement . As part of their review, they have given due consideration to Rule 2-01 of Regulation S-X. All fees for audit and non-audit services that may be charged by our registered public accounting firm will be pre-approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diatect International Corporation
(Registrant)

Dated: May 18, 2009

By:	/s/ Patrick Carr
Patrick Carr
Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Carlile	Director	May 18, 2009
David Carlile

/s/ Philip Ellett	Director	May 18, 2009
Philip Ellett

/s/ Robert Rudman	Chief Financial Officer	May 18, 2009
Robert Rudman

/s/ Timothy White	Director	May 18, 2009
Timothy White

DIATECT INTERNATIONAL CORPORATION

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board

5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944	A Member of the Forum of Firms
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Diatect International Corporation

We have audited the accompanying balance sheets of Diatect International Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatect International Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operating activities during each of the two years in the period ended December 31, 2008. As of December 31, 2008, the Company had an accumulated deficit of $32,625,287, and negative working capital of $4,847,568. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL. P.C.

Salt Lake City, Utah
May 16, 2009

DIATECT INTERNATIONAL CORPORATION
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$587	$9,864
Trade accounts receivable, net of allowance for doubtful
accounts of $16,000 and $16,000, respectively	51,814	242,406
Inventory	38,416	66,688
Deferred loan costs and other current assets	135,719	306,206
Total Current Assets	226,536	625,164
Property and Equipment, net of accumulated depreciation of
$189,894 and $140,673, respectively	182,286	258,229
Intangible Assets - EPA Labels	-	1,116,322
Total Assets	$408,822	$1,999,715

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$1,009,133	$224,213
Accrued liabilities	75,833	155,125
Accrued interest payable	606,556	456,626
Accrued settlement obligations	502,251	89,187
Deferred gain on sale and leaseback of assets	50,523	86,806
Notes payable, net of unamortized discount of $0 and $135,855, respectively	2,749,996	2,578,265
Current portion of capital lease obligations	79,812	60,021
Total Current Liabilities	5,074,104	3,650,243
Long-Term Liabilities
Capital lease obligations, net of current portion	52,041	120,212
Total Long-Term Liabilities	52,041	120,212
Stockholders' Deficit
Common stock, no par value; 500,000,000 shares authorized;
215,350,959 shares and 190,562,583 shares outstanding, respectively	25,589,213	24,587,396
Warrants outstanding	2,318,751	1,561,367
Accumulated deficit	(32,625,287)	(27,919,503)
Total Stockholders' Deficit	(4,717,323)	(1,770,740)
Total Liabilities and Stockholders' Deficit	$408,822	$1,999,715

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

Sales	$1,931,660	$2,015,484
Cost of Goods Sold	550,046	600,424

Gross Profit	1,381,614	1,415,060

Expenses
Marketing and selling	1,417,392	1,182,066
General and administrative	2,677,987	1,767,231
Loss from litigation claims and judgements	432,547	-
Impairment of EPA Labels	1,116,322	-
Total Expenses	5,644,248	2,949,297

Loss from Operations	(4,262,634)	(1,534,237)

Other Income (Expense)
Interest expense	(443,150)	(676,249)
Gain from termination of debt	-	1,046,547
Net Other Income (Expense)	(443,150)	370,298

Net Loss	$(4,705,784)	$(1,163,939)

Basic and Diluted Loss Per Share	$(0.02)	$(0.01)

Weighted-Average Basic and Diluted Common Shares Outstanding	209,750,881	160,887,061

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2007 and 2008

					Total
	Common Stock		Warrants	Accumulated	Stockholders'
	Shares	Amount	Outstanding	Deficit	Deficit
Balance, December 31, 2006	151,552,140	23,120,610	593,162	(26,755,564)	(3,041,792)
Issuance to consultants for services	1,100,000	43,250	-	-	43,250
Issuance of 19,000,000 warrants to consultants
for services	-	-	501,373	-	501,373
Issuance of 5,000,000 warrants with convertible
notes payable for cash	-	-	89,038	-	89,038
Issuance of common stock and 5,000,000
warrants for cash	5,000,000	126,617	123,383	-	250,000
Beneficial notes payable conversion option	-	169,258	-	-	169,258
Issuance upon conversion of notes payable into
common stock and 22,920,000 warrants	22,920,000	687,260	458,740	-	1,146,000
Issuance upon conversion of accrued interest into
common stock and 2,490,443 warrants	2,490,443	99,618	61,454	-	161,072
Issuance upon exercise of warrants	7,500,000	192,750	(117,750)	-	75,000
Expiration of 4,650,000 warrants	-	148,033	(148,033)	-	-
Net loss for the year	-	-	-	(1,163,939)	(1,163,939)
Balance, December 31, 2007	190,562,583	$24,587,396	$1,561,367	$(27,919,503)	$(1,770,740)

Issuance of stock and warrants for cash - $.05	9,800,000	299,718	190,282	-	490,000
Issuance of stock and warrants for cash - $.065	1,153,845	52,410	22,590	-	75,000
Issuance of warrants for services	-	-	711,577	-	711,577
Issuance of stock for services	3,390,000	244,950	-	-	244,950
Issuance upon exercise of warrants	9,250,000	366,830	(194,330)	-	172,500
Issuance of stock and warrants on conversion of note	1,194,531	28,181	21,819	-	50,000
Issuance of stock and warrants for interest	-	9,728	5,446	-	15,174
Net loss for the year	-	-	-	(4,705,784)	(4,705,784)

Balance December 31, 2008	215,350,959	25,589,213	2,318,751	(32,625,287)	(4,717,323)

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(4,705,784)	$(1,163,939)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	92,904	63,106
Amortization of discount on notes payable	135,855	313,536
Amortization of loan costs	162,203	142,455
Impairment of EPA Labels	1,116,322	-
Gain from debt termination	(4,283)	(1,046,547)
Net gain on disposal of property and equipment	(36,283)	(21,554)
Issuance of stock for services	244,950	43,250
Issuance of warrants for services	703,305	208,409
Issuance of stock and warrants for interest	5,446	36,550
Changes in operating assets and liabilities:
Accounts receivable	190,592	(215,905)
Inventory	28,272	169,201
Deferred loan costs and other current assets	16,556	(8,478)
Accounts payable	784,919	65,724
Accrued liabilities	(79,290)	(32,687)
Accrued interest payable	159,656	273,096
Net Cash Used in Operating Activities	(1,184,660)	(1,173,783)
Cash Flows from Investing Activities
Payments for purchases of property and equipment	(1,894)	(77,372)
Proceeds from sale of property and equipment	-	160,000
Net Cash Provided by (Used in) Investing Activities	(1,894)	82,628
Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	100,000	958,871
Proceeds from exercise of warrants	172,500	75,000
Proceeds from issuance of stock and warrants	565,001	250,000
Principal payments on notes payable	(14,124)	(111,230)
Principal payments on lease obligation	(63,447)	(25,365)
Accrued settlement obligation changes	417,347	(108,000)
Net Cash Provided by Financing Activities	1,177,277	1,039,276
Net Increase (Decrease) in Cash	(9,277)	(51,879)
Cash at Beginning of Period	9,864	61,743
Cash at End of Period	$587	$9,864

The accompanying notes are an integral part of these financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended
	December 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,127	$54,328
Supplemental Schedule of Noncash Investing and
Financing Activities
Conversion of notes payable and interest into common stock and warrants	$65,174	$1,307,072
Purchase of equipment under capital lease obligations	15,067	45,599

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

Business Condition – The Company generated sales of $1,931,660 during the year ended December 31, 2008 compared to $2,015,484 during the year ended December 31, 2007, resulting in a gross profit of $1,381,614 and $1,415,060, respectively. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $4,705,784 and $1,163,939, respectively, and used $1,184,660 and $1,173,783, respectively, of cash in its operating activities. At December 31, 2008, the Company had a stockholders’ deficit of $4,717,323 and its current liabilities exceeded current assets by $4,847,568.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur in the near future, even though no assurance thereof can be given. Additional financing arrangements have been arranged and are discussed further in Note 11.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Intangible Assets   – The Company’s intangible assets consist of the labels that are placed on its products and that have been registered as non-toxic insecticide products with the United States Environmental Protection Agency pursuant to the Federal Insecticide, Fungicide and Rodenticide Act. The Company recorded these labels at cost; however, it impaired the value thereof by $2,869,570 in 2003. During 2004 and for the first 6 months of 2005, the Company amortized the unimpaired value over an estimated useful life of 7 years using the straight-line method. In July 2005, the Company concluded that the estimated useful life of the labels was indefinite and will henceforth subject the labels to impairment if and when appropriate. During the fourth quarter of 2008, the Company performed an impairment analysis and determined that the value of the EPA labels was impaired and recognized the remaining value of the EPA Labels of $1,116,322 as an impairment loss.

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

	December 31
	2008	2007
Outstanding warrants	94,383,820	74,410,444
Convertible promissory notes convertible into:
Common stock	5,500,000	6,500,000
Warrants	500,000	1,500,000
Total potentially dilutive common shares	100,383,820	82,410,444

Share Based Payments – The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. As of December 31, 2008 and 2007, the Company has no unvested options and did not grant any options to employees during the years ended December 31, 2008 and 2007. For future stock awards, the Company intends to estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is not expected to have a material impact on the Company’s financial statements.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – INVENTORY

Inventory is comprised of the following:

	December 31,
	2008	2007
Raw materials	$18,351	$32,836
Finished goods	20,064	33,852
Total Inventory	$38,416	$66,688

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Gains or losses on the sale or disposal of equipment are recognized in the statement of operations. Depreciation is computed based on the estimated useful life of the assets using straight-line and accelerated methods. Depreciation expense for the years ended December 31, 2008 and 2007 was $92,904 and $63,071, respectively. The components of property and equipment are as follows:

	Estimated
	Useful Life	December 31,
	in Years	2008	2007
Computer equipment	3 to 5	$80,613	$89,774
Office furniture and equipment	5	45,724	48,024
Manufacturing equipment	3 to 10	240,908	256,169
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		372,180	398,902
Less: Accumulated depreciation		(189,894)	(140,673)
Net Property and Equipment		$182,286	$258,229

The Company owns association placer diatomaceous earth mining claims and placer diatomaceous earth mining claims, in the State of Oregon. The Company has not engaged in any mining operations and does not anticipate undertaking mining operations in the near future. The mining claims are carried at no cost.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable are comprised of the following:

	December 31,
	2008	2007
Revolving line of credit with financial institution	$49,683	$49,807
Accounts receivable line of credit	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	40,000	40,000
Unsecured 12% notes payable due February 28, 2009	55,000	-
Promissory Note, 12%, secured by EPA Labels, due February 28, 2009	45,000	-
Unsecured 15% notes payable to investors, in default	32,500	36,500
Unsecured 12% convertible promissory notes payable, net
of unamortized discount of $0 and $135,855, respectively in default	275,000	189,145
Unsecured 5% notes payable to shareholders, in default	1,210,937	1,220,937
Unsecured 5% notes payable to vendors, in default	564,626	564,626
Total Notes Payable	$2,749,996	$2,578,265

Revolving Line of Credit –The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,683. The line of credit bears interest at 9.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. for advances up to $500,000 in $5,000 increments, subject to maintaining a borrowing base of 80% of eligible accounts receivable as defined in the agreement. The Note bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  In conjunction with the loan agreement, the Company issued a five-year warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.075 per share. The warrant was valued at $169,294 and was recorded as prepaid expenses and other assets and amortized over the life of the loan.  A total of $83,617 and $23,304 was recorded as amortization expense for the years ended December 31, 2008 and 2007.

In August, 2008 the Company executed an amendment to increase the currently available amount of credit under the line to the greater of $185,000 or 80% of eligible accounts receivable as defined in the agreement until January 1, 2009.  The amendment also reduced the total available amount from $500,000 to $250,000, subject to eligible accounts receivable requirements.

The estimated fair value of the above warrant was calculated using the Black Scholes method and the following assumptions: market price of common stock – $0.05 per share; estimated volatility – 135%; risk-free interest rate – 4.35%, expected dividend rate – 0% and expected life – 5.0 years.

Secured Promissory Note – On December 30, 2008 the Company issued a secured 12% promissory note in the amount of $45,000 for cash payable February 28, 2009.  The promissory note is secured by all tangible and intangible property related to the Company’s EPA labels.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Convertible Promissory Notes Payable –   In June 2006, the Company commenced a private placement offering of convertible promissory notes and warrants through Pointe Capital, LLC (“Pointe”). From June through December 31, 2006, the Company issued $795,000 of convertible promissory notes that bear interest at 12% per annum, are unsecured and are due one year from the date of issuance. The effective interest rates of the notes including computed discounts issued in 2006 range from 12% to 39%. The notes are convertible into units at $0.05 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.075 per share for a period of three years from the date of issuance. Thus, the notes are convertible into an aggregate of 15,900,000 shares of common stock and warrants to purchase an additional 15,900,000 shares of common stock. The Company has the option to redeem the notes at their face value plus accrued interest if the average market price of the Company’s common stock is $0.10 per share for a period of twenty consecutive days. In conjunction with this offering, the Company paid Pointe loan fees of $63,600 that were capitalized and included in prepaid expenses and other assets. The loan costs are being amortized over the terms of the respective notes.  A total of $46,486 of amortization was recorded for the year ended December 31, 2007.

In 2007, the Company issued an additional $533,500 of convertible promissory notes on the same terms. The notes are convertible into an aggregate of 10,670,000 shares of common stock and warrants to purchase an additional 10,670,000 shares of common stock. Based upon the fair value of the Company’s common stock on the dates the notes were issued, the investors received a beneficial conversion option of $239,895 during 2006 and $64,421 during 2007. The beneficial conversion option was computed as the difference between the fair value of the common stock issuable upon conversion of the promissory notes and the proceeds allocated to the common stock portion of the conversion option. The recognition of the beneficial conversion option resulted in a discount to the notes payable that is being amortized over the term of the convertible notes using the effective interest method, or through the date of conversion, and resulted in the recognition of $3,523 and $251,993 of interest expense during the years ended December 31, 2008 and 2007, respectively.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

The proceeds were allocated between the promissory note and the warrants based upon their relative fair values and resulted in allocating $56,124 to the promissory notes, $89,038 to the warrants and $104,838 to the beneficial conversion option. The resulting $193,876 discount to the note payable is being amortized over the term of the convertible notes using the effective interest method and resulted in the recognition of $132,333 and $61,544 of interest expense during the year ended December 31, 2008 and 2007, respectively.

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

	December 31,
	2008	2007

Litigation Claim	$282,367	$-
Jack Stites	150,180
Litho-Flexo Graphics, Inc.	-	63,283
Other	69,704	25,904
Total	$502,251	$89,187

Litigation Claim - The Company has been threatened with litigation regarding a loan agreement on which the statute of limitations was believed by management to have expired.  Although the Company has not received a formal complaint regarding this claim, the Company has accrued an estimated loss from this threatened litigation in the amount of $282,367.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Jack Stites- On June 23, 2008 Jack Stites (“Stites”) filed a complaint in the Chancery Court of Putnam County, Tennessee naming the Company as a defendant.  Stites contends that the Company failed to make payment on an unsecured note payable in the amount of $40,000 plus accrued interest and fees of $110,180.  The Company did not respond to the suit, and a default judgment was entered against the Company in the amount of $150,180. Stites has also obtained a judgment in the state of Utah against the Company. The Company has recorded this amount as loss contingency on the accompanying statement of operations as of December 31, 2008.

Litho-Flexo Grafics, Inc. – On May 23, 2003, Litho-Flexo Grafics, Inc. (“Litho-Flexo”) filed a complaint in the Fourth District Court in and for Wasatch County, State of Utah, naming the Company as the defendant. Litho-Flexo contended that the Company failed to make payment of a trade payable that, with interest and costs amounted to $92,478. The Company contended that the packaging labels purchased from Litho-Flexo were defective and could not be used in the packaging of the Company’s products. The Company filed a counterclaim claiming in excess of $100,000 for damages resulting from the use of the defective labels. The Company accrued a $72,625 accrued settlement obligation liability at December 31, 2004. During 2005, the Company paid $9,342 to the vendor, which decreased the recorded accrued settlement obligation liability to $63,283 at December 31, 2007.  In March, 2008 the Company entered into a settlement agreement by which all claims of both parties will be settled upon the payment by the Company of an aggregate of $60,000 to Litho-Flexo.  The Company made all required payments on a timely basis.

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
NOTES TO FINANCIAL STATEMENTS

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

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants are the acting president who is also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company is seeking to constructively resolve this issue by settlement with the SEC.

On January 1, 2007, the Company entered into a five year lease with Aspen Capital Management, LLC, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,520 per month, respectively.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Future minimum lease payments over the next five years ending December 31 are as follows:

2009	$144,000
2010	144,000
2011	144,000
2012	158,400
2013	158,400

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

In October 2008, the Company entered into a one year Investment Banking Agreement with Pointe Atlantic, Inc. The terms of the Investment Banking Agreement required that the Company pay a monthly retainer of $7,500. If a merger or acquisition transaction is consummated during the term of this agreement, the Company shall pay a cash fee equal to the sum of 5% of the aggregate consideration and 2.5% if the aggregate consideration exceeds $5 million. In the event that Pointe assists in the arranging of a debt financing, the Company will pay Pointe a fee of 2.5% of the total debt facility. As the exclusive placement agent, Pointe shall be paid 8% of the gross proceeds of a securities transaction plus a 2% non-accountable expense allowance and warrants equal to 20% of the offering at the offering price.

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

In March 2008, the Company entered into a second renewable two-year non-exclusive engagement letter (the “2008 Engagement Letter”) with Aspen Capital Partners, LLC. that specifically supersedes the  earlier Engagement Letter. In addition to providing consulting services in a variety of areas relating to the financial, strategic and developmental growth, Aspen agreed to provide one of its employees to serve in the position of the Company’s Chief Financial Officer. The Company agreed to pay Aspen a monthly consulting fee of $20,000 for the services provided by both Aspen and the Chief Financial Officer. On July 15, 2008, Aspen agreed to reduce its monthly retainer to $15,000 in conjunction with the appointment of Patrick Carr as the Company’s new President.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC (“Gulf Pointe”).  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier-one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Gulf Pointe for $160,000 and leased the assets back from Gulf Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the years ended December 31, 2008 and 2007, the Company recognized $36,283 and $22,043, respectively of this gain. In connection with entering into the lease for the equipment, the Company recognized a $160,000 capital lease obligation.  The Company has utilized an additional $15,067 and $45,599 of this lease financing facility during 2008 and 2007, respectively.

The capital lease obligations bear interest at a rates ranging from 21.5% to 26.5% and require payments of principal and interest over the 36-month term of the leases. The assets acquired under the capital lease obligation are being depreciated over the three-year term of the lease. The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Years Ending December 31:
2009	$102,330
2010	56,152
2011	611
Total minimum lease payments	159,092
Less: Amount representing interest	(27,239)
Present value of minimum lease payments	131,853
Less: Current portion	(79,812)
Capital lease obligations, long-term	$52,041

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share.  A total of 2,500,000 of these warrants vested upon the execution of the Master Lease Line.  The remaining 7,500,000 warrants vest pro-rata upon the funding of the credit limit of $500,000.  Based upon the estimated total funding that will take place under the Master Lease Line, the Company has estimated that it is probable that 5,809,984 of the warrants will vest and have been valued at $212,994. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. That amount has been recorded as deferred loan costs and is being amortized to interest expense over the term of the respective capital lease obligations. A total of $78,586 and $72,665 was recorded as amortization expense during the years ended December 31, 2008 and 2007, respectively.  In August, 2008 the Company executed an amendment to the Master Lease Line who agreed to exercise 2,000,000 warrants to purchase common stock at an exercise price of $0.05 per share in exchange for past due payments totaling $51,943 and cash of $48,057.  In addition, the Company agreed to vest the remaining 4,190,016 of the warrants to purchase common stock at an exercise price of $0.05 per share issued in conjunction with the Master Lease Line. Upon vesting, the Company expensed the remaining fair value at issuance of $153,630 as additional loan cost amortization.

The Company had agreements with three vendors to issue three year warrants to purchase of an aggregate of 4,500,000 shares of common stock at a price of $0.05 per share upon the achievement of certain performance milestones as defined in the respective agreements.  During the second quarter of 2008, the Company terminated an agreement with a vendor which included the potential issuance of three year warrants to purchase 750,000 shares of common stock at an exercise price of $0.05 per share. None of the contractually defined milestones has been achieved and no warrants have been issued pursuant to these agreements.

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
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK

In May 2008, the shareholders approved an increase of the authorized common stock of the Company from 300,000,000 shares to 500,000,000 shares.

During 2008, the Company issued 1,600,000 shares valued at $115,200 or $0.072 per share as compensation to a vendor, 1,640,000 shares valued at $123,000 or $0.075 per share, as compensation to employees and two vendors and 150,000 shares valued at $6,750 or $0.45 per share as compensation to a vendor. The values represent the market price of the Company’s common stock on the dates of issuance.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

On September 25, 2008 the Company issued 12,000,000 three-year warrants to purchase common stock at an exercise price of $0.07 per share its officers and directors.  The Chief Executive Officer received 5,000,000 warrants, the Chief Financial Officer received 3,000,000 warrants, and four directors each received 1,000,000 warrants. The director warrants vested on the date of issuance.  The warrant issued to the Chief Executive Officer vests 1,000,000 shares on the date of issuance, with 2,000,000 warrants vesting on September 25, 2009 and 2010, respectively.  The warrant issued to the Chief Financial Officer vests 1,000,000 shares on issuance, with 1,000,000 shares vesting on September 25, 2009 and 2010, respectively.  The warrants were valued at $552,000, of which $327,750 was recognized as General and Administrative expenses during fiscal 2008, representing the vested portion of the fair value of the warrants. The unvested value of 224,250 will be recognized over the remaining vesting period of 1.75 years. The fair value was determined using the Black Scholes Option Pricing Model using the following assumptions: risk free interest rate of 2.4%, expected dividend yield of 0%, expected volatility of 112% and an expected life of 3 years.  The exercise price exceeded the closing market price on the date of issuance.

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

The following summarizes the outstanding warrants as of December 31, 2008:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	0.9	12,750,000
$0.05	15,075,000	3.3	15,075,000
$0.07	12,500,000	2.7	6,500,000
$0.075	51,904,975	1.8	51,904,975
$0.10	1,000,000	2.9	1,000,000
$0.13	1,153,845	1.6	1,153,845
	94,383,820	1.7	88,383,820

NOTE 9 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109. The tax effects of temporary differences and carry forwards which give rise to the deferred income tax assets as of December 31, 2008 and 2007 are as follows:

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

December 31,	2008	2007
Net Operating Loss Carryforwards:
Federal	$10,087,271	$8,852,470
State	1,456,230	1,347,277
Allowance for doubtful accounts	5,968	6,198
Deferred gain on capital lease	18,845	32,379
Total deferred income tax assets	11,568,314	10,238,324
Valuation allowance	(11,568,314)	(9,902,544)
Deferred income tax liability - intangible assets	-	(335,780)
Net Deferred Income Tax Assets	$-	$-

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

Years Ended December 31,	2008	2007
Federal tax benefit at statutory rate (34%)	$(1,599,967)	$(395,739)
State tax benefit, net of federal effect	(155,291)	(38,410)
Non-deductible and other items	89,487	133,443
Change in valuation allowance	1,665,771	300,706
Provision for Income Taxes	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

On March 1, 2009, the Company entered into a promissory note agreement in the amount of $100,000.   The note bears interest at the rate of 15% per annum and is due and payable on August 1, 2009. Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 1,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement.

On March 30, 2009, the Company entered into a promissory note agreement in the amount of $100,000.   The note bears interest at the rate of 20% per annum and was due and payable on April 30, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 833,333 shares of the Company’s common stock at a price of $0.030 per share for two years from the date of the agreement.

On April 30, 2009, the Company entered into a promissory note agreement in the amount of $100,000 that satisfied and replaced the March 30 2008 note.  This second note bears interest at the rate of 20% per annum and is due and payable on May 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 1,250,000 shares of the Company’s common stock at a price of $0.02 per share for two years from the date of the agreement.

On May 7, 2009, the Company entered into a promissory note agreement in the amount of $500,000.  The note bears interest at the rate of 18% per annum and is due and payable on July 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 3,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement.

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

On May 7, 2009, the Company entered into a common stock purchase warrant agreement with the co-guarantor of the $500,000 note and granted the right to purchase a total of 3,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement.  Also on May 7, 2009, the Company entered into a common stock purchase warrant agreement with the guarantor of the April 30, 2009 note and the co-guarantor of the $500,000 note and granted the right to purchase a total of 4,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement.