Form 10-Q
period 2009-03-31
DIATECT INTERNATIONAL CORP
filed 2009-05-20
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐ Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from_____ to _____

Commission File Number: 0-10147

DIATECT INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

California	82-0513109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 South Industrial Parkway, Heber City, Utah 84032
(Address of principal executive offices)

(435) 654-4370
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of May 20, 2009 the issuer had 215,350,959 shares of common stock, no par value, outstanding.

DIATECT INTERNATIONAL CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$32,438	$587
Trade accounts receivable, net of allowance for doubtful accounts of $16,000 and $16,000, respectively	74,206	51,814
Inventory	54,667	38,416
Deferred loan costs and other current assets	156,382	135,719
Total Current Assets	317,693	226,536
Property and Equipment, net of accumulated depreciation of $206,616 and $189,894, respectively	157,695	182,286
Total Assets	$475,388	$408,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$1,329,011	$1,009,133
Accrued liabilities	75,228	75,833
Accrued interest payable	627,617	606,556
Accrued settlement obligations	455,451	502,251
Deferred gain on sale and leaseback of assets	41,452	50,523
Notes Payable, net of discount of $14,897 and $0, respectively	2,958,757	2,749,996
Current portion of capital lease obligations	84,440	79,812
Total Current Liabilities	5,571,956	5,074,104
Long-Term Liabilities
Capital lease obligations, net of current portion	29,114	52,041
Total Long-Term Liabilities	29,114	52,041
Stockholders' Deficit
Common stock, no par value; 500,000,000 shares authorized; 215,350,959 shares and 215,350,959 shares outstanding, respectively	25,589,213	25,589,213
Warrants outstanding	2,388,103	2,318,751
Accumulated deficit	(33,102,998)	(32,625,287)
Total Stockholders' Deficit	(5,125,682)	(4,717,323)
Total Liabilities and Stockholders' Deficit	$475,388	$408,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Sales	$188,427	$372,964
Cost of Goods Sold	118,407	153,673

Gross Profit	70,020	219,291

Expenses
Marketing and selling	120,687	260,551
General and administrative	354,262	596,188
Total Expenses	474,949	856,739

Loss from Operations	(404,929)	(637,448)

Other Income (Expense)
Interest expense	(72,782)	(117,114)
Gain from termination of debt	-	4,283
Net Other Income	(72,782)	(112,831)

Net Loss	$(477,711)	$(750,279)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted-Average Basic and Diluted Common Shares Outstanding	215,350,959	203,066,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(477,711)	$(750,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,798	23,155
Amortization of discount on notes payable	2,705	54,971
Amortization of loan costs	30,674	53,754
Gain from debt termination	-	(4,283)
Net gain on disposal of property and equipment	(7,278)	(9,071)
Issuance of stock for services	-	48,000
Issuance of warrants for services	51,750	34,272
Changes in operating assets and liabilities:
Accounts receivable	(22,391)	(27,956)
Inventory	(16,252)	10,000
Deferred loan costs and other current assets	(51,337)	(58,701)
Accounts payable	319,879	179,501
Accrued liabilities	(605)	(34,595)
Accrued interest payable	21,061	39,253
Net Cash Used in Operating Activities	(126,707)	(441,979)

Cash Flows from Investing Activities	-	-

Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	223,658	-
Proceeds from exercise of warrants	-	72,500
Proceeds from issuance of stock and warrants	-	390,000
Principal payments on notes payable	-	(6,062)
Principal payments on lease obligation	(18,300)	(14,340)
Accrued settlement obligation changes	(46,800)	(2,000)
Net Cash Provided by Financing Activities	158,558	440,098
Net Increase (Decrease) in Cash	31,851	(1,881)
Cash at Beginning of Period	587	9,864
Cash at End of Period	$32,438	$7,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOWS (continued)

	For the Three Months Ended
	March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$709	$17,694
Supplemental Schedule of Noncash Investing and
Financing Activities
Discount on issuance of Notes payable and warrants	$17,602	$-
Purchase of equipment under capital lease obligations	-	15,067

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION, BASIS OF PRESENTATION

Organization and Description of Business – Diatect International Corporation (the “Company”) develops and markets non-toxic pesticide products. The Company sells its products to both wholesale distributors and retail customers in the United States. The Company's administrative offices, manufacturing facilities and operations are located in Heber, Utah.

Basis of Presentation – The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 in the Company’s annual report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Business Condition – The Company generated sales of $188,427 and incurred a net loss of $477,711 during the three months ended March 31, 2009. At March 31, 2009 the Company had a total stockholders’ deficit of $5,125,682 and its current liabilities exceeded current assets by $5,254,263.

In addition, our independent registered accountants, Hansen Barnett and Maxwell, P.C. expressed substantial doubt about the Company’s ability to continue as a going concern in their audit opinion on our financial statements for the year ended December 31, 2008.

The ability of the Company to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future even though no assurance can be given that such events will occur.  Additional financing arrangements have been arranged and are discussed further in Note 9.  The Company is continuing to seek out additional sources of debt and/or equity financing.

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

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue and the associated costs are recorded as marketing expenses.  Total shipping and handling costs included in marketing expenses for the three months ended March 31, 2009 and 2008 were $15,888 and $47,242, respectively.

Marketing and Selling Expenses – Marketing and selling expenses include the salaries and wages of its in-house sales force, advertising, product samples and promotional expenses. The Company designs and prints literature and marketing materials for its products, as well as promotional materials used in trade shows.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At March 31, 2009 and 2008, there were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	March 31,
	2009	2008
Outstanding warrants	96,217,153	75,460,444
Convertible promissory notes convertible into:
Common stock	5,500,000	6,500,000
Warrants	500,000	1,500,000
Total potentially dilutive common shares	102,217,153	83,460,444

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

NOTE 3 – INVENTORY

Inventory is comprised of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$20,601	$18,352
Finished goods	34,066	20,064
Total Inventory	$54,667	$38,416

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Estimated
	Useful Life	March 31,	December 31,
	in Years	2009	2008
Computer equipment	3 to 5	$77,744	$80,613
Office furniture and equipment	5	40,724	45,724
Manufacturing equipment	3 to 10	240,908	240,908
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		364,311	372,180
Less: Accumulated depreciation		(206,616)	(189,894)
Net Property and Equipment		$157,695	$182,286

Depreciation expense for the three months ended March 31, 2009 and 2008 was $22,798 and $23,155, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable are classified as current liabilities and are comprised of the following:

	March 31,	December 31,
	2009	2008
Revolving line of credit with financial institution	$49,683	$49,683
Accounts receivable line of credit	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	95,000	95,000
Unsecured 15% notes payable to investors, in default	32,500	32,500
Promissory Note, 12%, secured by EPA Labels, in default	45,000	45,000
Unsecured 15% notes payable to investor, net of discount of $7,453, due July 30, 2009	92,547	-
Unsecured 20% note payable to investor, net of discount of $7,444, due April 30, 2009	92,556	-
Unsecured 12% convertible promissory notes payable	275,000	275,000
Unsecured 5% notes payable to shareholders, in default	1,234,595	1,210,937
Unsecured 5% notes payable to vendors, in default	564,626	564,626
Total Notes Payable	$2,958,757	$2,749,996

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,683. The line of credit bears interest at 9.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. The loan as amended has a total available amount of $250,000 and bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  At March 31, 2009 the Company’s borrowing base is less than the amounts advanced under the loan.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% and are in default at March 31, 2009.

On March 1, 2009 the Company issued a $100,000 note payable due on August 1, 2009 bearing interest at a rate of 15% per annum and two-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.025 per share.  The proceeds of the note were allocated among the note and the warrant, resulting in the recording of a discount to the note payable in the amount of $9,910, representing the fair value of the warrant issued.  The discount is being amortized over the term of the note as additional interest expense.  A total of $2,457 of additional interest expense was recognized during the three months ended March 31, 2009.  The value of the warrant was determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.02, risk free interest rate of 0.89%, expected dividend yield of 0%, expected volatility of 128% and an expected life of 2 years.

On March 30, 2009 the Company issued a $100,000 note payable due on April 30, 2009 bearing interest at a rate of 20% per annum and two-year warrants to purchase 833,333 shares of common stock at an exercise price of $0.03 per share.  The proceeds of the note were allocated among the note and the warrant, resulting in the recording of a discount to the note payable in the amount of $7,692, representing the fair value of the warrant issued.  The discount is being amortized over the term of the note as additional interest expense.  A total of $248 of additional interest expense was recognized during the three months ended March 31, 2009.  The value of the warrant was determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.02, risk free interest rate of 0.84%, expected dividend yield of 0%, expected volatility of 115% and an expected life of 2 years.  This note payable has been extended as described in Note 9.

Secured Promissory Note – On December 30, 2008 the Company issued a secured 12% promissory note in the amount of $45,000 for cash payable February 28, 2009 and is presently in default.  The promissory note is secured by all tangible and intangible property related to the Company’s EPA labels.

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

In July 2007, the Company issued a 12% convertible promissory note for $250,000 and five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.075 to Aspen Opportunity Fund LP in exchange for proceeds of $250,000. The note is convertible at a rate of $0.05 per share for 5,000,000 shares of common stock. The investor received a beneficial conversion option resulting in a discount which was fully amortized during 2008.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

5% Notes Payable to shareholders – In 2004, the Company executed modified notes payable to several note holders to extend the terms of the notes to be due in 2008 and accrue interest at an annual rate of 5%. These notes are presently in default.

Notes Payable to Vendors – In 2004, vendors converted outstanding accounts payables into promissory notes that were due in 2008 and accrue interest at 5% per annum.  These notes are presently in default.

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

The accrued settlement obligations include the following:

	March 31,	December 31,
	2009	2008

Litigation Claim	$282,367	$282,367
Jack Stites	150,180	150,180
Other	22,904	69,704
Total	$455,451	$502,251

Litigation Claim - The Company has been threatened with litigation regarding a loan agreement on which the statute of limitations was believed by management to have expired.  Although the Company has not received a formal complaint regarding this claim, the Company accrued an estimated loss in 2008 from this threatened litigation in the amount of $282,367.

Jack Stites- On June 23, 2008 Jack Stites (“Stites”) filed a complaint in the Chancery Court of Putnam County, Tennessee naming the Company as a defendant.  Stites contends that the Company failed to make payment on an unsecured note payable in the amount of $40,000 plus accrued interest and fees of $110,180.  The Company did not respond to the suit, and a default judgment was entered against the Company in the amount of $150,180. Stites has also obtained a judgment in the state of Utah against the Company. The Company has recorded this amount as loss contingency during 2008.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On January 1, 2007, the Company entered into a five year building lease with Aspen Capital Management, LLC, requiring monthly rental payments of $12,000 plus taxes and maintenance. The lease is renewable for two additional 5 year terms with 10% increases of the rental payments to $13,200 per month and $14,520 per month, respectively.

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

In March 2008, the Company entered into a renewable two-year non-exclusive engagement letter (the “2008 Engagement Letter”) with Aspen Capital Partners, LLC. In addition to providing consulting services in a variety of areas relating to the financial, strategic and developmental growth, Aspen agreed to provide one of its employees to serve in the position of the Company’s Chief Financial Officer. The Company agreed to pay Aspen a monthly consulting fee of $20,000 for the services provided by both Aspen and the Chief Financial Officer. On July 15, 2008, Aspen agreed to reduce its monthly retainer to $15,000 in conjunction with the appointment of Patrick Carr as the Company’s new President.

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the three months ended March 31, 2009 and 2008, the Company recognized $9,071 and $9,071 of this gain, respectively.

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share. All of these warrants were fully vested in 2008. The Company had recorded deferred loan costs related to the value of the warrants which is being amortized to interest expense over the term of the respective capital lease obligations. A total of $30,674 and $32,974 was recorded as amortization expense during the three months ended March 31, 2009 and 2008, respectively.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 - STOCK WARRANTS

The following summarizes the outstanding warrants as of March 31, 2009:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	0.6	12,750,000
$0.02	833,333	3.0	833,333
$0.025	1,000,000	2.9	1,000,000
$0.05	15,075,000	3.0	15,075,000
$0.07	12,500,000	2.5	6,500,000
$0.075	51,904,975	1.6	51,904,975
$0.10	1,000,000	2.7	1,000,000
$0.13	1,153,845	1.3	1,153,845
	96,217,153	1.4	90,217,153

NOTE 9 – SUBSEQUENT EVENTS

On April 30, 2009, the Company entered into a promissory note agreement in the amount of $100,000 that satisfied and replaced the March 30 2008 note as discussed in Note 5.  This second note bears interest at the rate of 20% per annum and is due and payable on May 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 1,250,000 shares of the Company’s common stock at a price of $0.02 per share for two years from the date of the agreement. The estimated fair value of the warrant of $15,000 was recorded as additional interest expense over the remaining term of the note. The value of the warrant was determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.019, risk free interest rate of 0.91%, expected dividend yield of 0%, expected volatility of 131% and an expected life of 2 years.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have nine different insecticide products that utilize so called "natural-killing agents" which are non-toxic to the environment as well as humans and other warm-blooded animals. The ingredients in our products have been used separately for years as adequate alternatives to hazardous chemical insecticides and therefore represent an alternative to synthetic products that often utilize hazardous chemical compounds. We rely on five registrations that we obtained from the Environmental Protection Agency (EPA) that allowed us to formulate eight labels for retail sales. These registrations are required for the production and marketing of our insect control products. Obtaining EPA registrations and approval of our labels represents an essential asset of the Company and is the result of lengthy and costly effort.

Our independent registered accountants, Hansen Barnett and Maxwell, P.C. expressed substantial doubt about the Company’s ability to continue as a going concern in their audit opinion on our financial statements for the year ended December 31, 2008.

Our ability to continue operations is dependent upon obtaining additional financing and being able to generate net profits in the future. Management believes that these events are likely to occur, even though no assurance thereof can be given.

Results of Operations

Comparison results for the three months ended March 31, 2009 and 2008

Revenues for the three months ended March 31, 2009 were $188,427 as compared to $372,964 for the three months ended March 31, 2008, a decrease of $184,537. The decrease is primarily due to a decrease in internet based sales.

Cost of goods sold for the three months ended March 31, 2009 were $118,407 as compared to $153,673 for the three months ended March 31, 2008, a decrease of $35,266. The decrease is primarily due to decreases in sales volumes and decreased product costs associated with internet based sales.

Marketing and selling expenses for the three months ended March 31, 2009 were $120,687 as compared to $260,551 for the three months ended March 31, 2008, a decrease of $139,864. The decrease is primarily due to decreases in internet marketing in the three months ended March 31, 2009 when compared to the prior year period.

General and administrative expenses for the three months ended March 31, 2009 were $354,262 as compared to $596,188 for the three months ended March 31, 2008, a decrease of $241,926. The decrease is primarily due to decreases in professional fees, consulting fees and amortization of loan costs.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $72,782 for the three months ended March 31, 2009 as compared to $117,114 for the three months ended March 31, 2008, a decrease of $44,332.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $2,705 and $54,971 for the three months ended March 31, 2009 and 2008, respectively.  Gain from termination of debt for the three months ended March 31, 2008 was $4,283 and pertains primarily to the settlement of certain liabilities at less than the recorded value.  There was no comparable amount for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents of $32,438 as of March 31, 2009 are not sufficient to support our current levels of operations for the next 12 months.  Accordingly, we are actively seeking additional financing through debt and/or equity offerings.

On May 7, 2009 we issued a Note Payable in the amount of $500,000 and an aggregate of 10,000,000 warrants to purchase common stock at an exercise price of $0.025 per share for total proceeds of $500,000.

Even with the proceeds from the Note Payable, we must raise additional working capital to fund our on-going operations through one or more debt or equity financings. Our efforts to raise capital may not be successful, and even if we are able to obtain additional financing, the terms of any such financing may be unfavorable to us and may be highly dilutive to existing stockholders. Any future debt or equity financings, when and if made, may not be sufficient to sustain our required levels of operations. Any inability to obtain additional cash as needed would have a material adverse effect on our financial position and results of operations and may result in our having to severely curtail or even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required information for the Company as a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at March 31, 2009.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following provides information regarding sales of equity securities by us during the three months ended March 31, 2009 which were not registered under the Securities Act.  All issuances pertained to the Company’s no par common stock.  The Company relied upon the exemption from registration of the issuance of the securities discussed below provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”), in view of the close relationships that each of the purchasers acquiring such securities had with the Company and the access to all material information about the Company provided to all such purchasers.

On March 1, 2009 we issued two year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.025 per share.

On March 30, 2009 we issued two year warrants to purchase 833,333 shares of common stock at an exercise price of $0.03 per share.

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

Dated: May 20, 2009

By:	/s/ Patrick Carr
Patrick Carr
Principal Executive Officer

By:	/s/ Robert Rudman
Robert Rudman
Principal Accounting Officer