Form 10-Q
period 2009-06-30
DIATECT INTERNATIONAL CORP
filed 2009-08-19
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 19, 2009 the issuer had 215,350,959 shares of common stock, no par value, outstanding.

DIATECT INTERNATIONAL CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$27,902	$587
Trade accounts receivable, net of allowance for doubtful accounts of $16,000 and $16,000, respectively	151,986	51,814
Inventory	52,726	38,416
Deferred loan costs and other current assets	161,739	135,719
Total Current Assets	394,353	226,536
Property and Equipment, net of accumulated depreciation of $226,166 and $189,894, respectively	134,980	182,286
Total Assets	$529,333	$408,822

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Trade accounts payable	$901,451	$929,327
Accrued liabilities	327,871	155,639
Accrued interest payable	689,081	606,556
Accrued settlement obligations	515,925	502,251
Deferred gain on sale and leaseback of assets	32,382	50,523
Notes Payable, net of discount of $12,430 and $0, respectively	3,459,599	2,749,996
Current portion of capital lease obligations	94,194	79,812
Total Current Liabilities	6,020,503	5,074,104
Long-Term Liabilities
Capital lease obligations, net of current portion	-	52,041
Total Long-Term Liabilities	-	52,041
Stockholders' Deficit
Common stock, no par value; 500,000,000 shares authorized; 215,350,959 shares and 215,350,959 shares outstanding, respectively	25,589,213	25,589,213
Warrants outstanding	2,568,643	2,318,751
Accumulated deficit	(33,649,026)	(32,625,287)
Total Stockholders' Deficit	(5,491,170)	(4,717,323)
Total Liabilities and Stockholders' Deficit	$529,333	$408,822

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$366,947	$633,934	$555,374	$1,006,898
Cost of Goods Sold	155,788	129,560	274,195	243,383

Gross Profit	211,159	504,374	281,179	763,515

Expenses
Marketing and selling	138,825	482,436	259,512	782,837
General and administrative	489,520	588,101	843,782	1,184,289
Total Expenses	628,345	1,070,537	1,103,294	1,967,126

Loss from Operations	(417,186)	(566,163)	(822,115)	(1,203,611)

Other Income (Expense)
Interest expense	(128,842)	(138,459)	(201,624)	(255,573)
Gain from termination of debt	-	-	-	4,283
Net Other Income (Expense)	(128,842)	(138,459)	(201,624)	(251,290)

Net Income (Loss)	$(546,028)	$(704,622)	$(1,023,739)	$(1,454,901)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted-Average Common Shares Outstanding	215,350,959	208,309,726	215,350,959	205,603,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,023,739)	$(1,454,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,513	46,310
Amortization of discount on notes payable	33,474	133,257
Amortization of loan costs	146,437	94,446
Gain from debt termination	-	(4,283)
Net gain on disposal of property and equipment	(16,348)	(18,141)
Issuance of stock for services	-	163,200
Issuance of warrants for services	103,500	87,000
Changes in operating assets and liabilities:
Accounts receivable	(100,171)	113,031
Inventory	(14,311)	(27,619)
Deferred loan costs and other current assets	(21,969)	(12,757)
Accounts payable	(27,875)	389,538
Accrued liabilities	172,232	(60,718)
Accrued interest payable	82,525	79,678
Net Cash Used in Operating Activities	(620,732)	(471,959)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(2,834)
Net Cash Flows used in Investing Activities	-	(2,834)

Cash Flow from Financing Activities
Proceeds from borrowings under notes payable	723,658	-
Cash paid for loan costs	(50,000)	-
Proceeds from exercise of warrants	-	72,500
Proceeds from issuance of stock and warrants	-	490,000
Principal payments on notes payable	(1,625)	(11,815)
Principal payments on lease obligation	(37,660)	(29,797)
Accrued settlement obligation changes	13,674	(37,000)
Net Cash Provided by Financing Activities	648,047	483,888
Net Increase in Cash	27,315	9,095
Cash at Beginning of Period	587	9,864
Cash at End of Period	$27,902	$18,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

DIATECT INTERNATIONAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,711	$15,001

Supplemental Schedule of Noncash Investing and Financing Activities
Discount on issuance of Notes payable and warrants	$45,904	$-
Purchase of equipment under capital lease obligations	-	15,067

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

Basis of Presentation – The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 in the Company’s annual report on Form 10-K.  The financial information furnished herein reflects all adjustments consisting of normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.  Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Business Condition – The Company generated sales of $555,374 and incurred a net loss of $1,023,739 during the six months ended June 30, 2009. At June 30, 2009 the Company had a total stockholders’ deficit of $5,491,170 and its current liabilities exceeded current assets by $5,626,150.

The ability of the Company to continue operations in the immediate short term is totally dependent upon obtaining additional financing and over the longer term, the Company must be able to generate increased  sales and a net profit even though no assurance can be given that such events will occur.

As a result of reduced sales and increasing losses, the Company has arranged a series of short term bridge loans in order to provide required working capital. As of August 19, 2009, these bridge loans are in default. To address the immediate need for additional capital, the Company is actively seeking sources of debt and/or equity financing.

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

Inventory – The Company’s current inventory consists primarily of raw materials and finished goods and is valued at the lower of cost or market, with cost being determined by the standard cost method. Raw materials consist of the various active ingredients that comprise the Company’s products and shipping and packaging materials. When there is evidence that inventory values are less than original cost, the inventory is reduced to market value. The Company determines market value based on current prices and whether obsolescence exists.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Shipping and Handling Costs – Shipping and handling costs billed to customers are recorded as revenue and the associated costs are recorded as marketing expenses.  Total shipping and handling costs included in marketing expenses for the six months ended June 30, 2009 and 2008 were $49,815 and $79,970, respectively.

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

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share   – Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period presented. At June 30, 2009 and 2008, there were potentially dilutive common shares outstanding as presented in the following table that were not included in the computation of diluted loss per share as their effect would have been anti-dilutive.

	June 30,
	2009	2008
Outstanding warrants	107,717,153	78,460,444
Convertible promissory notes convertible into:
Common stock	5,500,000	6,500,000
Warrants	500,000	1,500,000
Total potentially dilutive common shares	113,717,153	86,460,444

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

Recently Issued Accounting Pronouncements- In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles or SFAS No. 168. SFAS No. 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods ending after September 15, 2009. This will have an impact on our financial disclosures since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventory is comprised of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$30,041	$18,352
Finished goods	22,685	20,064
Total Inventory	$52,726	$38,416

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Estimated
	Useful Life	June 30,	December 31,
	in Years	2009	2008
Computer equipment	3 to 5	$77,744	$80,613
Office furniture and equipment	5	40,724	45,724
Manufacturing equipment	3 to 10	237,743	240,908
Leasehold improvements	15	4,935	4,935
Total Property and Equipment		361,146	372,180
Less: Accumulated depreciation		(226,166)	(189,894)
Net Property and Equipment		$134,980	$182,286

Depreciation expense for the six months ended June 30, 2009 and 2008 was $45,513 and $46,310, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable are classified as current liabilities and are comprised of the following:

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

	June 30,	December 31,
	2009	2008
Revolving line of credit with financial institution	$49,683	$49,683
Accounts receivable line of credit, in default/non compliance	185,000	185,000
Unsecured 10% notes payable to investors, in default	292,250	292,250
Unsecured 12% notes payable to investors, in default	95,000	95,000
Unsecured 15% notes payable to investors, in default	32,500	32,500
Promissory Note, 24%, secured by EPA Labels, in default	45,000	45,000
Unsecured 15% notes payable to investor, net of discount of $2,108, due July 30, 2009	97,892	-
Unsecured 15% notes payable to investor, net of discount of $10,322, due July 31, 2009	489,678	-
Unsecured 20% note payable to investor, due July 31, 2009	100,000	-
Unsecured 12% convertible promissory notes payable	275,000	275,000
Unsecured 5% notes payable to shareholders, in default	1,232,970	1,210,937
Unsecured 5% notes payable to vendors, in default	564,626	564,626
Total Notes Payable	$3,459,599	$2,749,996

Revolving Lines of Credit – The Company currently has unsecured, revolving credit notes with a financial institution totaling $49,683. The line of credit bears interest at 9.0% per annum, is due on demand and requires monthly interest only payments. The line is unsecured and is personally guaranteed by a former director of the Company.

Accounts Receivable Line of Credit – On September 20, 2007 the Company entered into an accounts receivable loan agreement with Aspen Opportunity Fund, L.P. The loan as amended has a total available amount of $250,000 and bears interest at a rate of 12.0%, is secured by eligible accounts receivable as defined in the agreement, requires monthly interest payments and is due on September 30, 2009.  Mandatory prepayments of principal are required in the event that the eligible borrowing base falls below amounts advanced under the agreement.  At June 30, 2009 the Company’s borrowing base is less than the amounts advanced under the loan.

Unsecured Notes Payable – The Company has borrowed money from several entities, including shareholders of the Company, with various terms including demand promissory notes. The notes are unsecured and bear interest at rates from 5% to 15% and are in default at June 30, 2009.

On March 1, 2009 the Company issued a $100,000 note payable due on August 1, 2009 bearing interest at a rate of 15% per annum and a two-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.025 per share.  The proceeds of the note were allocated among the note and the warrant, resulting in the recording of a discount to the note payable in the amount of $9,910, representing the fair value of the warrant issued.  The discount is being amortized over the term of the note as additional interest expense.  A total of $7,802 of additional interest expense was recognized during the six months ended June 30, 2009.  The value of the warrant was determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.02, risk free interest rate of 0.89%, expected dividend yield of 0%, expected volatility of 128% and an expected life of 2 years.

On March 30, 2009 the Company issued a $100,000 note payable due on April 30, 2009 bearing interest at a rate of 20% per annum and a two-year warrant to purchase 833,333 shares of common stock at an exercise price of $0.03 per share. The Note is personally guaranteed by an affiliate of the Company. The proceeds of the note were allocated among the note and the warrant, resulting in the recording of a discount to the note payable in the amount of $7,692, representing the fair value of the warrant issued.  The discount was fully amortized over the term of the note as additional interest expense.  The value of the warrant was determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.02, risk free interest rate of 0.84%, expected dividend yield of 0%, expected volatility of 115% and an expected life of 2 years. On April 30, 2009, the Company entered into a promissory note agreement in the amount of $100,000 that satisfied and replaced the March 30, 2009 note.  This second note bears interest at the rate of 20% per annum and is due and payable on May 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 1,250,000 shares of the Company’s common stock at a price of $0.02 per share for two years from the date of the agreement. The estimated fair value of the warrant of $15,213 was recorded as additional loan costs over the remaining term of the note.  On May 31, 2009 the Company entered into a promissory note agreement in the amount of $100,000 that satisfied and replaced the April 30, 2009 note.  This third note bears interest at the rate of 20% per annum and is due and payable on June 15, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 500,000 shares of the Company’s common stock at a price of $0.03 per share for two years from the date of the agreement. The estimated fair value of the warrant of $7,970 was recorded as additional loan costs over the remaining term of the note. On June 15, 2009 the Company entered into a promissory note agreement in the amount of $100,000 that satisfied and replaced the May 31, 2009 note.  This fourth note bears interest at the rate of 20% per annum and is due and payable on July 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 750,000 shares of the Company’s common stock at a price of $0.03 per share for two years from the date of the agreement. The estimated fair value of the warrant of $8,985 was recorded as additional loan costs over the remaining term of the note.  The value of the warrants issued pursuant to the April 30, May 31 and June 15, 2009 notes were determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.019-$0.025, risk free interest rate of 0.91 – 1.26%, expected dividend yield of 0%, expected volatility of 120% - 137% and an expected life of 2 years.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

On May 7, 2009, the Company entered into a promissory note agreement in the amount of $500,000.  The note bears interest at the rate of 18% per annum and is due and payable on July 31, 2009.  Pursuant to this note, the Company entered into a common stock purchase warrant agreement granting the noteholder the right to purchase a total of 3,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement.  The proceeds of the note were allocated among the note and the warrant, resulting in the recording of a discount to the note payable in the amount of $28,302, representing the fair value of the warrant issued.  The discount is being amortized over the term of the note as additional interest expense.  A total of $17,980 of additional interest expense was recognized during the six months ended June 30, 2009.

On May 7, 2009, the Company entered into a common stock purchase warrant agreement with the co-guarantor of the $500,000 note and granted the right to purchase a total of 3,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement. The value of the warrant of $29,280 was recorded as loan costs and is being amortized over the term of the loan.

Also on May 7, 2009, the Company entered into a common stock purchase warrant agreement with the guarantor of the April 30, 2009 note and the co-guarantor of the $500,000 note and granted the right to purchase a total of 4,000,000 shares of the Company’s common stock at a price of $0.025 per share for two years from the date of the agreement. The co-guarantor is an affiliate of the Company. The value of the warrant of $39,040 was recorded as loan costs and is being amortized over the term of the loan.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

The value of the warrants issued on May 7, 2009 were determined using the Black Scholes valuation method and the following assumptions: closing market price of common stock of $0.02, risk free interest rate of 0.84%, expected dividend yield of 0%, expected volatility of 120% and an expected life of 2 years.

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

The accrued settlement obligations include the following:

	June 30,	December 31,
	2009	2008

Litigation Claim	$282,367	$282,367
Jack Stites	150,180	150,180
Other	83,378	69,704
Total	$515,925	$502,251

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Litigation Claim - The Company has been threatened with litigation regarding a loan agreement on which the statute of limitations was believed by management to have expired.  Although the Company has not received a formal complaint regarding this claim, the Company accrued an estimated loss in 2008 from this threatened litigation in the amount of $282,367.

Jack Stites - On June 23, 2008 Jack Stites (“Stites”) filed a complaint in the Chancery Court of Putnam County, Tennessee naming the Company as a defendant.  Stites contends that the Company failed to make payment on an unsecured note payable in the amount of $40,000 plus accrued interest and fees of $110,180.  The Company did not respond to the suit, and a default judgment was entered against the Company in the amount of $150,180. Stites has also obtained a judgment in the state of Utah against the Company. The Company has recorded this amount as loss contingency during 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants were the former president who was also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars each from acting as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company is seeking to constructively resolve this issue by settlement with the SEC.

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

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

On May 22, 2007 the Company entered into a Master Lease Line with Gulf Pointe Capital, LLC.  The terms of the lease line provide a credit limit of $500,000 that can be used for various new and used tier one production, material handling, computer, technology and fixture related equipment. Upon entering into the lease agreement, the Company sold certain manufacturing, computer and office furniture and equipment to Pointe for $160,000 and leased the assets back from Pointe under the terms of a three-year lease agreement. The assets sold had a net book value of $51,152.  The resultant gain on sale of $108,848 was deferred and is being recognized over the three-year term of the capital lease obligation. During the six months ended June 30, 2009 and 2008, the Company recognized $18,142 and $18,142 of this gain, respectively.

In conjunction with the Master Lease Line, the Company issued a five-year warrant to purchase 10,000,000 shares of common stock at an exercise price of $0.05 per share. All of these warrants were fully vested in 2008. The Company had recorded deferred loan costs related to the value of the warrants which is being amortized over the term of the respective capital lease obligations. A total of $20,226 and $58,362 was recorded as amortization expense during the six months ended June 30, 2009 and 2008, respectively.

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

NOTE 8 - STOCK WARRANTS

On March 1, 2009 we issued two year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.025 per share in conjunction with a $100,000 note payable as discussed in Note 5.

On March 30, 2009 we issued two year warrants to purchase 833,333 shares of common stock at an exercise price of $0.03 per share in conjunction with a $100,000 note payable as discussed in Note 5.

DIATECT INTERNATIONAL CORPORATION
UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

On April 30, 2009 we issued two year warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.02 per share in conjunction with a $100,000 note payable as discussed in Note 5.

On May 7, 2009 we issued two year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.025 per share in conjunction with a Note and related co-guarantors as discussed in Note 5.

On May 31, 2009 we issued two year warrants to purchase 500,000 shares of common stock at an exercise price of $0.03 per share in conjunction with a $100,000 note payable as discussed in Note 5.

On June 15, 2009 we issued two year warrants to purchase 750,000 shares of common stock at an exercise price of $0.03 per share in conjunction with a $100,000 note payable as discussed in Note 5.

Warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.07 per share expired during the six months ended June 30, 2009.

The following summarizes the outstanding warrants as of June 30, 2009:

		Weighted-Average
Exercise	Warrants	Remaining Contractual	Number
Price	Outstanding	Life (Years)	Exercisable
$0.01	12,750,000	1.6	12,750,000
$0.02	1,250,000	1.8	1,250,000
$0.025	11,000,000	2.9	11,000,000
$0.03	2,083,333	1.9	2,083,333
$0.05	15,075,000	2.8	15,075,000
$0.07	11,500,000	2.2	5,500,000
$0.075	51,904,975	1.3	51,904,975
$0.10	1,000,000	2.4	1,000,000
$0.13	1,153,845	1.1	1,153,845
	107,717,153	1.7	101,717,153

NOTE 9 – SUBSEQUENT EVENTS

On July 31, 2009 the $100,000 note payable originally issued March 30, 2009 discussed in Note 5 to the financial statements is in default.  No formal demand has been made to the Company or the guarantor.

On July 31, 2009 the $500,000 Note payable issued on May 7, 2009 is in default and will bear interest from that date at a rate of 18%. On August 3, 2009 the Company received a formal demand notice for immediate payment of the note and accrued interest thereon.

On August 11, 2009, the Company was served with a summons regarding a 12% promissory note that was issued on August 1, 2008 and is in default. The principal amount of the promissory note of $55,000.and related accrued interest are recorded on the balance sheet as of June 30, 2009.

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

The ability of the Company to continue operations in the immediate short term is totally dependent upon obtaining additional financing and over the longer term, the Company must be able to generate increased  sales and a net profit even though no assurance can be given that such events will occur.

Our independent registered accountants, Hansen Barnett and Maxwell, P.C. expressed substantial doubt about the Company’s ability to continue as a going concern in their audit opinion on our financial statements for the year ended December 31, 2008.

Results of Operations

Comparison results for the three months ended June 30, 2009 and 2008

Revenues for the three months ended June 30, 2009 were $367,000 as compared to $634,000 for the three months ended June 30, 2008, a decrease of $267,000. The decrease is primarily due to a decrease in internet based sales.

Cost of goods sold for the three months ended June 30, 2009 were $156,000 as compared to $130,000 for the three months ended June 30, 2008, a decrease of $26,000. The decrease is primarily due to lower sales volumes, but due to low production volumes, this is offset by higher costs per unit sold.

Marketing and selling expenses for the three months ended June 30, 2009 were $139,000 as compared to $482,000 for the three months ended June 30, 2008, a decrease of $343,000. The decrease is primarily due to decreases in internet marketing in the three months ended June 30, 2009 when compared to the prior year period.

General and administrative expenses for the three months ended June 30, 2009 were $490,000 as compared to $588,000 for the three months ended June 30, 2008, a decrease of $98,000. The decrease is primarily due to decreases in professional fees, consulting fees and amortization of loan costs.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $129,000 for the three months ended June 30, 2009 as compared to $138,000 for the three months ended June 30, 2008, a decrease of $9,000.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $31,000 and $78,000 for the three months ended June 30, 2009 and 2008, respectively.  Gain from termination of debt for the three months ended June 30, 2008 was $4,000 and pertains primarily to the settlement of certain liabilities at less than the recorded value.  There was no comparable amount for the three months ended June 30, 2009.

Comparison results for the six months ended June 30, 2009 and 2008

Revenues for the six months ended June 30, 2009 were $555,000 as compared to $1,007,000 for the six months ended June 30, 2008, a decrease of $452,000. The decrease is primarily due to a decrease in internet based sales.

Cost of goods sold for the six months ended June 30, 2009 were $274,000 as compared to $243,000 for the six months ended June 30, 2008, an increase of $31,000. The decrease is primarily due to lower sales volumes, but due to low production volumes, this is offset by higher costs per unit sold.

Marketing and selling expenses for the six months ended June 30, 2009 were $260,000 as compared to $783,000 for the six months ended June 30, 2008, a decrease of $523,000. The decrease is primarily due to decreases in internet marketing in the six months ended June 30, 2009 when compared to the prior year period.

General and administrative expenses for the six months ended June 30, 2009 were $844,000 as compared to $1,184,000 for the six months ended June 30, 2008, a decrease of $340,000. The decrease is primarily due to decreases in professional fees, consulting fees and amortization of loan costs.

Other income and expense is comprised of interest expense and gain from termination of debt. Interest expense was $202,000 for the six months ended June 30, 2009 as compared to $256,000 for the six months ended June 30, 2008, a decrease of $54,000.  Included in interest expense is the amortization of discount related to the convertible promissory notes in the amount of $33,000 and $133,000 for the six months ended June 30, 2009 and 2008, respectively.  Gain from termination of debt for the six months ended June 30, 2008 was $4,000 and pertains primarily to the settlement of certain liabilities at less than the recorded value.  There was no comparable amount for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our cash and cash equivalents of $27,902 as of June 30, 2009 are not sufficient to support our current levels of operations for the next 12 months.  As a result of reduced sales and increasing losses, the Company has arranged a series of short term bridge loans in order to provide required working capital. As of August 19, 2009, these bridge loans are in default. To address the immediate need for additional capital, the Company is actively seeking sources of debt and/or equity financing.

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

All of our assets are currently held as collateral to secure repayment of certain notes payable (See Note 5 to our consolidated financial statements).  In the event that we cease operations or are otherwise unable to repay the notes as they become due, these note holders will have full rights as secured creditors with respect to our assets, including the right to take control of our assets, sell the assets at a public or private sale, or take any other action permitted by applicable law.

If we cease operations or file for protection under the bankruptcy laws, any cash and assets we have would be used first to satisfy claims of creditors and to discharge liabilities.  We cannot predict whether our stockholders would receive any return on their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2009.

There have been no changes in our internal controls over financial reporting in connection with this evaluation that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

U.S. Securities and Exchange Commission ,  The U.S. Securities and Exchange Commission in the U.S. District Court, District of Utah, Central Division having Case No.: 2:07cv00709.  The caption on the Complaint is Securities and Exchange Commission v. Diatect International Corporation et al.   The four defendants were the former president who was also a director, a former officer and director, a former director, and the Company.   The allegations of the Complaint claim that the Defendants engaged in a transaction in 2003 involving the sale of mining claims located in the State of Oregon which transaction was improperly recorded on the Company’s financial statements causing the overstatement of revenues and assets.   The allegations of the Complaint also claim that certain revenues were improperly recorded in the Company’s 2002 financial statements because the sales were consignment sales and not actual sales.   The Complaint alleges various violations of the federal securities laws and regulations promulgated thereunder including violations of the anti-fraud provisions and violations of regulations pertaining to periodic reports filed by the Company with the SEC in 2003 and 2004.   On May 17, 2004 the Company issued restated financial statements as of December 31, 2003.  On April 14, 2005, the Company issued restated financial statements as of December 31, 2004.  These filings restated the sale of the mining claims and revenues for those years. The Complaint seeks injunctive action against the defendants including the Company and seeks fines from the three individual defendants, and from two individual defendant’s disgorgement of stock sale proceeds and bars each from acting as an officer and director. In February, 2008 a scheduling conference was held and a tentative trial date has been set for January, 2010. The Company is seeking to constructively resolve this issue by settlement with the SEC.

Litigation Claim - The Company has been threatened with litigation regarding a loan agreement on which the statute of limitations was believed by management to have expired.  Although the Company has not received a complaint regarding this claim, they have accrued an estimated loss from this threatened litigation in the amount of $282,367.

Jack Stites- On June 23, 2008 Jack Stites (“Stites”) filed a complaint in the Chancery Court of Putnam County, Tennessee naming the Company as a defendant.  Stites contends that the Company failed to make payment on an unsecured note payable in the amount of $40,000 plus accrued interest and fees of $110,180.  The Company did not respond to the suit, and a default judgment was entered against the Company in the amount of $150,180. Stites has also obtained a judgment in the state of Utah against the Company. The Company has accrued this amount as a loss contingency as of December 31, 2008.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following provides information regarding sales of equity securities by us during the three months ended June 30, 2009 which were not registered under the Securities Act.  All issuances pertained to the Company’s no par common stock.  The Company relied upon the exemption from registration of the issuance of the securities discussed below provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”), in view of the close relationships that each of the purchasers acquiring such securities had with the Company and the access to all material information about the Company provided to all such purchasers.

On April 30, 2009 we issued two year warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.02 per share in conjunction with a $100,000 note payable.

On May 7, 2009 we issued two year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.025 per share in conjunction with a Note and related co-guarantors.

On May 31, 2009 we issued two year warrants to purchase 500,000 shares of common stock at an exercise price of $0.03 per share in conjunction with a $100,000 note payable.

On June 15, 2009 we issued two year warrants to purchase 750,000 shares of common stock at an exercise price of $0.03 per share in conjunction with a $100,000 note payable.
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

Dated: August 19, 2009

By:	/s/ Patrick Carr
Patrick Carr
Principal Executive Officer

By:	/s/ Robert Rudman
Robert Rudman
Principal Accounting Officer