Form 10-K/A
period 2008-12-31
DIATECT INTERNATIONAL CORP
filed 2010-03-05
CIK 319124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    No ☒

For the fiscal year ended December 31, 2008 the issuer’s revenues were $1,931,660.

The aggregate market value of the issuer’s voting stock held by non-affiliates on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $14,613,944 based on the average of the bid and ask prices of such stock on that date of $0..075, as reported on the OTC Bulletin Board.

On May 18, 2009 there were 215,350,959 shares of Registrant’s common stock, no par value, issued and outstanding.

Documents included by reference: None

Transitional Small Business Disclosure Format: Yes ☒ No  ☐

Reason For This Amendment.  This Form 10-K/A was prepared and is being filed as a result of the Registrant’s decision to make clarifying changes in Notes 1, and 4 to the consolidated financial statements of the Registrant after receiving a letter dated November 21, 2008 from the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “SEC”).  These clarifying changes are discussed further in a response letter from the Registrant to the SEC, dated Novermber19, 2009, which was provided to the SEC on that date and has been signed by both Patrick Carr, the Principal Executive Officer, and Robert Rudman, the Principal Financial Officer.  This letter was verbally responded to in late December by the SEC.

Neither Mr. Carr nor Mr. Rudman were employed by or otherwise working for the Registrant during the period of time for which the changes to Notes 1 and 4 apply.  Mr. Carr assumed his current position at the same time he was hired by the Registrant on July 15, 2008.  Mr. Rudman assumed his current position on March 24, 2008, after his employer Aspen Capital Partners, LLC was hired by the Registrant to provide such services.  None of the present directors of the Registrant were directors during 2007.

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

PART I

ITEM 1.  Our Business

Diatect International Corporation (“Company”) was incorporated under the laws of the State of California in 1979 as San Diego Bancorp. In 1998, we changed our name to Diatect International Corporation. During 2002, we moved our administrative offices from Idaho and our manufacturing facilities from Kansas and consolidated our operations in Utah.

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

We issued 1,000,000 shares valued at $75,000 or $0.075 per share as compensation to a vendor and we issued an additional 640,000 shares valued at $48,000 or $0.075 per share to employees. The value represents the market price of our common stock on the dates of issuance.

We issued 1,153,845 shares of common stock and two-year warrants to purchase 1,153,845 shares of common stock at an exercise price of $0.13 per share for gross proceeds of $75,000 in a private placement.

We issued 1,194,531 shares and a two-year warrant to purchase 1,194,531 shares of common stock at an exercise price of $0.75 per share upon the conversion of a note payable in the amount of $50,000 and related interest of $9,728.

We issued 1,600,000 shares valued at $115,200 or $0.072 per share and a three-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share as compensation to a vendor for services.

We issued 9,250,000 shares of common stock upon the exercise of warrants for proceeds of $172,500.

We issued 9,800,000 shares of common stock and two year warrants to purchase 9,800,000 shares of common stock at an exercise price of $0.05 per share for gross proceeds of $490,000.

We issued 150,000 shares valued at $6,750 or $0.045 per share, as compensation to a vendor.

We issued three-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.075 per share to three vendors for services.

We issued a three-year warrant to purchase 1,575,000 shares of common stock at an exercise price of $0.05 per share to six vendors for services.

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

Liquidity and Capital Resources

Our cash and cash equivalents was $587 as of December 31, 2008 and we had a working capital deficiency of $5,449,659. Accordingly, we are actively seeking additional financing through debt and/or equity offerings.

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
Timothy White

Note that none of the above Directors were Directors of the company at the time of this amended filing.  This amended filing was done on March 5, 2010.

DIATECT INTERNATIONAL CORPORATION

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

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

In July 2005, the Company reconsidered this valuation and concluded that the estimated useful life of the labels was indefinite and will henceforth subject the labels to impairment if and when appropriate. In reaching that conclusion, the Company considered the fact that the labels have a registration that lasts 15 years, at which time a re-registration is required, and paragraph 11(d) of SFAS 142, providing that such registration is a “contractual provision that enables renewal or extension of the asset’s legal or contractual life without substantial cost (provided there is evidence to support renewal or extension and renewal or extension can be accomplished without material modifications of the existing terms and conditions).”

In such re-evaluation of the estimated useful life of the labels, the Company also considered the fact that the EPA, at that time, had shown a propensity to disallow the re-registration of some of the older and more harmful chemicals in favor of organic formulas like those used by the Company.  The Company concluded that this aspect could cause an increase in the value of the Company’s EPA labels, if they were resold.  The Company considered this factor together with the other factors discussed in the immediate preceding paragraph in concluding that the useful life of the labels was indefinite.

In 2006, the Company received the financial backing of investors and experienced a continued trend of increased sales through 2007.  With low overhead and a production process in place, it was believed at the time that the future cash flows related to the EPA labels was sufficient to support the value without further impairment.  The Company reviewed the labels for impairment during the fourth quarter of 2007.  Based upon the historic trend of increasing sales, the Company’s expectations regarding this trend in the future, and the estimated replacement cost of the labels, the Company determined that the labels were not impaired.  It should be noted that in 2008, the Company again reviewed the value of the labels and took a charge to write of the value of the labels.  This action was reflected in the 2008 Form 10K.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

	December 31
	2008	2007
Outstanding warrants	94,383,820	74,410,444
Convertible promissory notes convertible into:
Common stock	6,500,000	6,500,000
Warrants	1,500,000	1,500,000
Total potentially dilutive common shares	102,383,820	82,410,444

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Cash Advances from Shareholder –   A minority shareholder, who never had a position of control over the Company and who was not considered a related party by the Company, advanced $97,000 of cash to the Company. The cash advances are unsecured and have no stated maturity date.  During 2007, based upon consultation with corporate counsel, the Company determined that the statute of limitations regarding the repayment of these advances had expired and thus payment was no longer due.  As a result, the Company recognized a gain from settlement of debt of $97,000 in the accompanying statement of operations for the year ended December 31, 2007.

Unsecured Notes Payable –   The Company has borrowed money from several entities, including shareholders of the Company, with various terms, including demand promissory notes.  The notes are unsecured and bear interest at rates from 5% to 15% payable at different times.  During the year ended December 31, 2007, based upon consultation with corporate counsel, the Company determined that the statute of limitations had expired regarding the repayment of an aggregate of $676,492.  That included the expiration of the statute of limitations on $251,000 in principal and related accrued interest of $411,772 through December 31, 2007 applicable to one of the holders of those notes, and thus payment of those amounts was no longer due.  Also based upon consultation with corporate counsel, the Company concluded that a holder of another of these promissory notes, with an outstanding principal amount of $10,000 and accrued interest through December 31, 2007 of $3,719, who sued the Company in Virginia on December 12, 2006, did not have jurisdiction over the Company in such suit.  The Company did not respond to the Virginia suit and has concluded that the statute of limitations had expired regarding the repayment of a total of $13,719 of the principal and accrued interest on such note which was the subject of such litigation.

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

DIATECT INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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